Form 10-K/A
period 2020-12-31
Golden Falcon Acquisition Corp.
filed 2021-05-27
CIK 1823896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Golden Falcon Acquisition Corp. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend and restate (the “Restatement”) certain items of its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on December 22, 2020 at the time of our initial public offering, our outstanding warrants to purchase shares of common stock were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, after consultation with our independent registered public accounting firm, our management and the audit committee of the Company’s board of directors, concluded that our previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding warrants, and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within our warrant agreements and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on December 22, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our statements of operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported financial statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. The following items in the Original Filing have been amended:

•	Item 1A, Risk Factors,

•	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,

•	Item 8, Financial Statements and Supplementary Data, and

•	Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2 and 32.1) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post- transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post- business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 22, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third- party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible after December 22, 2022 (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti- dilution provisions contained in our certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff

Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Use of Proceeds from our Initial Public Offering

On December 22, 2020, we consummated our initial public offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the exercise in full of the underwriters’ over-allotment option, at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one warrant, each whole warrant exercisable to purchase one share of Class A common stock at an exercise price of $11.50. Each whole warrant will become exercisable on the later of 30 days after the completion of our initial business combination or December 22, 2021 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. UBS Securities LLC and Moelis & Company LLC acted as joint book- running managers of our initial public offering and EarlyBirdCapital, Inc. as lead manager for our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-251058 and 333-251448). The registration statements became effective on December 17, 2020.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). Historically, our warrants were accounted for as equity within our balance sheet and, after discussion with our independent registered public accounting firm, our management and our audit committee, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Other than as disclosed in the Explanatory Note and with respect to the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing.

The Restatement is more fully described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

For the period from August 24, 2020 (inception) through December 31, 2020, we had a net loss of $10,661,113, which consists of operating costs of $81,585, offset by interest earned from bank of $1, interest earned on marketable securities held in the trust account of $5,916, an unrealized gain on marketable securities held in our trust account of $3,454, change in fair value of warrant liability of $8,629,500 and transaction costs from our initial public offering allocated to our warrants of $1,069,399.

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

For the period from August 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $553,424. Net loss of $10,661,113 was offset by interest earned on marketable securities held in the trust account of $5,916, an unrealized gain on marketable securities held in our trust account $3,454, change in fair value of our warrant liability of $8,629,500, transaction costs related to our initial public offering allocated to our warrant of $1,069,399 changes in operating assets and liabilities, which used $471,840 of cash from operating activities.

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

Warrant Liability

We account for the warrants in accordance with the guidance contained in ASC 815-40- 15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). In connection with this Amendment, and in light of the Restatement, the CEO and CFO reevaluated and concluded that, as of the end of that fiscal year, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should be noted that we do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the Restatement had not yet been identified. Due solely to the events that led to the Restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Dominique D’Hinnin has served on our board of directors as an independent director since the closing of our initial public offering. Since 2017, Mr. D’Hinnin has been chairman of the board of EUTELSAT Communications, a French satellite service company. From 2009 to 2016, Mr. D’Hinnin served as Co-Managing

Partner of Lagardère Group. Previously, he was Chief Financial Officer of Lagardère Group, Executive Vice President of Grolier Inc., and Chief Financial Officer of the publisher Hachette Livre, following his active role in the financial and legal restructuring of the Lagardère Group where he oversaw the merger of Matra with Hachette. Mr. D’Hinnin is also a board member of PRISA, the world’s leading Spanish and Portuguese-language media group, EDENRED, a French corporate services company, Technicolor, a French technology company, and Louis Delhaize SA, a Belgium private retail group. Mr. D’Hinnin was formerly a board member of EADS- Airbus, the Deputy Chairman of the Supervisory Board of Canal+ France, Vice Chairman at Atari, and he sat on the Strategic Council at PricewaterhouseCoopers France. Mr. D’Hinnin has also held board positions at Marie Claire Album, Holding Evelyne Prouvost, Editions Amaury, and Le Monde. Mr. D’Hinnin received his undergraduate degree from École Normale Supérieure (in classical culture) and a graduate degree from Ecole Nationale d’Administration.

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

(1) Our Financial Statements are listed on page F-1 of this Annual Report

(2) Financial Statements Schedule

None.

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Class A Common Stock Certificate.

4.3(2)	Specimen Warrant Certificate.

4.4(1)	Warrant Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

4.5***	Description of Securities of the Registrant.

10.1(2)	Promissory Note, dated September 2, 2020, issued to Golden Falcon Sponsor Group, LLC.

10.2(2)	Subscription Agreement, dated September 2, 2020, between the Registrant and Golden Falcon Sponsor Group, LLC.

10.3(1)	Letter Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.4(1)	Letter Agreement, dated December 17, 2020, between the Company and each of the executive officers and directors of the Company.

10.5(1)	Investment Management Trust Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

10.6(1)	Registration Rights Agreement, dated December 17, 2020, among the Company, Golden Falcon Sponsor Group, LLC and certain securityholders.

10.7(1)	Private Placement Warrants Purchase Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.8(1)	Administrative Services Agreement, dated December 17, 2020, between the Company and Full Circle Capital Services Limited.

Exhibit No.	Description

10.9(1)	Form of Indemnity Agreement.

31.1 *	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.LAB*	XBRL Taxonomy Label Document.

101.PRE*	XBRL Definition Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the Securities and Exchange Commission on December 22, 2020.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-251058), filed with the SEC on December 1, 2020.

ITEM 16.	FORM 10-K SUMMARY

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

Restatement of Previously Issued Financial Statement

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 24, 2020 (inception) through December 31, 2020, have been restated.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020

New York, NY

March 31, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 27, 2021

GOLDEN FALCON ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$990,870
Prepaid expenses and other current assets	543,350

Total Current Assets	1,534,220
Cash and marketable securities held in Trust Account	345,009,370

TOTAL ASSETS	$346,543,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities—Accrued expenses	$71,510
Deferred underwriting payable	12,075,000
Warrant Liability	37,394,500

Total Liabilities	49,541,010

Commitments
Class A common stock subject to possible redemption 29,200,257 shares at $10.00 redemption value	292,002,570

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,299,743 shares issued and outstanding (excluding 29,200,257 shares subject to possible redemption)	530
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	15,659,730
Accumulated deficit	(10,661,113)

Total Stockholders’ Equity	5,000,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,543,590

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$81,585

Loss from operations	(81,585)
Other income (loss):
Interest earned—bank	1
Interest earned on marketable securities held in Trust Account	5,916
Unrealized gain on marketable securities held in Trust Account	3,454
Change in fair value of warrant liability	(8,629,500)
Transaction costs associated with the warrant liability	(1,069,399)
Fair value of warrant liability in excess of proceeds received in Private Placement	(890,000)

Net loss	$(10,661,113)

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	29,200,257

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average Class A and B shares outstanding, non-redeemable common stock	7,985,905

Basic and diluted net loss per share, non-redeemable common stock	$(1.33)

The accompanying notes are an integral part of the financial statements

GOLDEN FALCON ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—August 24, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of 34,500,000 Units, net of underwriting discounts, warrant liability and offering expenses	34,500,000	3,450	—	—	307,635,243	—	307,638,693
Class A common stock subject to possible redemption	(29,200,257)	(2,920)	—	—	(291,999,650)	—	(292,002,570)
Net loss	—	—	—	—	—	(10,661,113)	(10,661,113)

Balance—December 31, 2020	5,299,743	$530	8,625,000	$863	$15,659,730	$(10,661,113)	$5,000,010

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Net loss	$(10,661,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs associated with the warrant liability	1,069,399
Fair value of warrant liability in excess of proceeds received in Private Placement	890,000
Change in fair value of warrant liability	8,629,500
Interest earned on marketable securities held in Trust Account	(5,916)
Unrealized gain on marketable securities held in Trust Account	(3,454)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(543,350)
Accrued expenses	71,510

Net cash used in operating activities	(553,424)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Proceeds from promissory note—related party	177,225
Repayment of promissory note—related party	(177,225)
Payment of offering costs	(480,706)

Net cash provided by financing activities	346,544,294

Net Change in Cash	990,870
Cash—Beginning of period	—

Cash—End of period	$990,870

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$300,553,370

Change in value of Class A common stock subject to possible redemption	$(8,550,800)

Deferred underwriting fee payable	$12,075,000

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

The registration statements for the Company’s Initial Public Offering were declared effective on December 17, 2020. On December 22, 2020, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,900,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Golden Falcon Sponsor Group, LLC (the “Sponsor”), generating gross proceeds of $8,900,000, which is described in Note 5.

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the other holders of Founder Shares prior to the Initial Public Offering (the “initial stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (as of December 22, 2020 and as of and for the period from August 24, 2020 (inception) through December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 22, 2020 (audited)

Total Liabilities	$12,713,045	$28,765,000	$41,478,045

Common Shares Subject to Possible Redemption	329,318,370	(28,765,000)	300,553,370

Class A Common Shares	157	287	444

Additional Paid-in Capital	4,999,404	1,959,112	6,958,516

Accumulated Deficit	(422)	(1,959,399)	(1,959,821)

Total Stockholders’ Equity	5,000,002	—	5,000,002

Number of common shares subject to possible redemption	32,931,837	(2,876,500)	30,055,337

Balance sheet as of December 31, 2020 (audited)

Total Liabilities	$12,146,510	$37,394,500	$49,541,010

Common Shares Subject to Possible Redemption	329,397,070	(37,394,500)	292,002,570

Class A Common Shares	156	374	530

Additional Paid-in Capital	5,071,205	10,588,525	15,659,730

Accumulated Deficit	(72,214)	(10,588,899)	(10,661,113)

Total Shareholders’ Equity	5,000,010	—	5,000,010

Number of common shares subject to possible redemption	32,939,707	(3,739,450)	29,200,257

Statement of Operations for period from August 24, 2020 (inception) to December 31, 2020 (audited)

Net loss	$(72,214)	$(10,588,899)	$(10,661,113)
Weighted average shares outstanding of Class A common stock subject to possible redemption	32,939,707	(3,739,450)	29,200,257

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	—	$—
Weighted average shares outstanding of Class A and Class B shares outstanding, non-redeemable common stock	7,703,089	282,816	7,985,905
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	(1.32)	$(1.33)

Statement of Cash Flows for period from August 24, 2020 (inception) to December 31, 2020 (audited)
Net loss	(72,214)	(10,588,899)	(10,661,113)
Change in fair value of warrant liability	—	8,269,500	8,269,500
Fair value of warrant liability in excess of proceeds received in Private Placement	—	890,000	890,000
Transaction costs associated with warrant liability	—	1,069,399	1,069,399

Non-cash investing and financing activities
Initial classification of Class A common stock subject to possible redemption	329,397,070	(28,843,700)	300,553,370
Change in value of common shares subject to redemption	—	(8,550,800)	(8,550,800)

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrant Liability (As Restated)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have an impact on the financial statements.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti- dilutive.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from August 24, 2020 (Inception) Through December 31, 2020
(As Restated)
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,916
Unrealized gain (loss) on marketable securities held in Trust Account	3,454

Net loss attributable to Class A Common Stock subject to possible redemption	(9,370)

Denominator: Weighted Average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	29,200,257

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(10,661,113)
Net income allocable to Class A Common stock subject to possible redemption	—

Non-Redeemable Net Loss	$(10,661,113)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,985,905

Basic and diluted net loss per share, Non-redeemable common stock	$(1.33)

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

Fair Value Measurements (As Restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments (As Restated)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On September 2, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In December 2020, the Company effected a 1,437,500 stock dividend, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock that were subject forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over- allotment option, no Founder Shares are currently subject to forfeiture.

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7. COMMITMENTS

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 5,299,743 shares of Class A common stock issued and outstanding, excluding 29,200,257 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY (AS RESTATED)

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering.

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. INCOME TAXES

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

12/31/2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	-17.0%
Transaction Cost allocated to warrant liability	-2.1%
Fair value of warrant liability in excess of proceeds from Private Placement	-1.8%
Valuation allowance	-0.1%

Income tax provision expense (benefit)	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Description Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,009,370

Liabilities:
Warrant Liability- Public Warrants	1	$24,667,500
Warrant Liability- Private Placement Warrants	3	$12,727,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Placement Warrants were initially and continue to be valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A binomial lattice simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants.

The key inputs into the binomial lattice simulation model for the Public Warrants and Private Placement Warrants were as follows at December 22, 2020 (Initial Measurement) and December 31, 2020:

Input	December 22, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.42%	0.41%
Trading days per year	252	252
Expected volatility	19.9%	22.9%
Exercise price	$11.50	$11.50
Stock Price	$9.53	$9.68

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 24, 2020 (inception)	$—	$—	$—
Initial measurement on December 24, 2020	9,790,000	18,975,000	28,765,000
Change in valuation inputs or other assumptions	2,937,000	5,692,500	8,629,500

Fair value as of December 31, 2020	$12,727,000	$24,667,500	$37,394,500

GOLDEN FALCON ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Falcon Acquisition Corp.

Dated: May 27, 2021	By:	/s/ Makram Azar
Makram Azar
Chief Executive Officer

Dated: May 27, 2021	By:	/s/ Eli Muraidekh
Eli Muraidekh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 27, 2021.

Signatures	Capacity in Which Signed

/s/ Makram Azar	Chief Executive Officer
Makram Azar	(Principal Executive Officer)

/s/ Scott J. Freidheim	Chairman
Scott J. Freidheim

/s/ Eli Muraidekh	Chief Financial Officer
Eli Muraidekh	(Principal Financial Officer and Accounting Officer)

/s/ Xavier Rolet KBE	Director
Xavier Rolet KBE

/s/ Dominique D’Hinnin	Director
Dominique D’Hinnin

/s/ I. Martin Pompadur	Director
I. Martin Pompadur

/s/ Isabelle Amiel Azoulai	Director
Isabelle Amiel Azoulai

/s/ Mikael Breuer-Weil	Director
Mikael Breuer-Weil