Form 10-Q
period 2021-03-31
Golden Falcon Acquisition Corp.
filed 2021-05-27
CIK 1823896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 27, 2021, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN FALCON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN FALCON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$924,339	990,870
Prepaid expenses and other current assets	358,197	543,350

Total Current Assets	1,282,536	1,534,220
Cash and marketable securities held in Trust Account	345,070,760	345,009,370

TOTAL ASSETS	$346,353,296	$346,543,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities—Accrued expenses	$779,772	$71,510
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liability	18,566,500	37,394,500

Total Liabilities	31,421,272	49,541,010

Commitments
Class A common stock subject to possible redemption 30,991,337 and 29,200,257 shares at $10.00 redemption value at March 31, 2021 and December 31, 2020, respectively	309,932,019	292,002,570
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,508,663 and 5,299,743 issued and outstanding (excluding 30,991,337 and 29,200,257 shares subject to possible redemption), at March 31, 2021 and December 30, 2020, respectively	351	530
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	15,659,730
Retained earnings (accumulated deficit)	4,998,791	(10,661,113)

Total Stockholders’ Equity	5,000,005	5,000,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,353,296	346,543,590

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$959,946

Loss from operations	(959,946)
Other income (expense):
Interest earned on marketable securities held in Trust Account	63,112
Unrealized loss on marketable securities held in Trust Account	(1,722)
Change in fair value of warrant liability	18,828,000

Other income:	18,889,390

Net income	$17,929,444

Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	29,200,257

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average Class A and B shares outstanding, non-redeemable common stock	13,924,743

Basic and diluted net income per share, non-redeemable common stock	$1.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	5,299,743	$530	8,625,000	$863	$15,659,730	$(10,661,113)	$5,000,010
Change in Class A common stock subject to possible redemption	(1,791,080)	(179)	—	—	(15,659,730)	(2,269,540)	(17,929,449)
Net income	—	—	—	—	—	17,929,444	17,929,444

Balance—March 31, 2021	3,508,663	$351	8,625,000	$863	$—	$4,998,791	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Net income	$17,929,444
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(18,828,000)
Interest earned on marketable securities held in Trust Account	(63,112)
Unrealized loss on marketable securities held in Trust Account	1,722
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	185,153
Accrued expenses	708,262

Net cash used in operating activities	(66,531)

Net Change in Cash	(66,531)
Cash—Beginning of period	990,870

Cash—End of period	$924,339

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$17,929,449

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 27, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated principally using a binomial lattice simulation approach (see Note 9).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

For the Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$56,694
Unrealized loss on marketable securities held in Trust Account	(1,547)
Less: interest available to be withdrawn for payment of taxes	(44,915)

Net income attributable to Class A Common Stock subject to possible redemption	10,232

Denominator: Weighted Average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	29,200,257

Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net income plus Net Earnings
Net income	$17,929,444
Net income allocable to Class A Common stock subject to possible redemption	(10,232)

Non-Redeemable Net Income	$17,919,212

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,924,743

Basic and diluted net income per share, Non-redeemable common stock	$1.29

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 2, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In December 2020, the Company effected a 1,437,500 stock dividend, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares include an aggregate of up to 1,125,000 shares of Class B common stock which were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would have owned, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 18, 2020, pursuant to which the Company has agreed to pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services. In addition, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $35,737.

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Due from Sponsor

At the closing of the Initial Public Offering on December 22, 2020, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,000,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on December 23, 2020.

Promissory Note—Related Party

On September 2, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2020 or (i) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $177,225 was repaid after the closing of the Initial Public Offering prior to December 31, 2020. As of March 31, 2021 and December 31, 2020, there was no outstanding balance under the Promissory Note.

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 3,508,663 and 5,299,743 shares of Class A common stock, issued and outstanding, excluding 30,991,337 and 29,200,257 shares of Class A common stock subject to possible redemption, respectively.

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock, issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

GOLDEN FALCON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,070,760	$345,009,370

Liabilities:
Warrant liability- Public Warrants	1	12,247,500	$24,667,500
Warrant liability- Private Placement Warrants	3	6,319,000	$12,727,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Placement Warrants were initially valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at March 31, 2021 and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.94%	0.41%
Trading days per year	252	252
Expected volatility	13.6%	22.9%
Exercise price	$11.50	$11.50
Stock Price	$9.67	$9.68

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$12,727,000	$24,667,500	$37,394,500
Change in valuation inputs or other assumptions	(6,408,000)	(12,420,000)	(18,828,000)

Fair value as of March 31, 2021	$6,319,000	$12,247,500	$18,566,500

There were transfers of $24,667,500 out of Level 3 during the period ended March 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Golden Falcon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Golden Falcon Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 24, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $17,929,444, which consists of interest earned on marketable securities held in the Trust Account of $63,112 and a change in fair value of warrant liability of $18,828,000, offset by formation and operational costs of $959,946, and an unrealized loss on marketable securities held in our trust account of $1,722.

Liquidity and Capital Resources

On December 22, 2020, we consummated the initial public offering of 34,500,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 units, generating gross proceeds of $345,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,900,000 private placement warrants to the sponsor at a price of $1.00 per warrant, generating gross proceeds of $8,900,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $19,606,206 in transaction costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $631,206 of other costs.

For the three months ended March 31, 2020, cash used in operating activities was $66,531. Net income of $17,929,444 was offset by a change in fair value of warrant liability of $18,828,000, interest earned on marketable securities held in the Trust Account of $63,112 an unrealized loss on marketable securities held in our trust account $1,722 and changes in operating assets and liabilities, which provided $893,415 of cash from operating activities.

At March 31, 2021 we had cash and marketable securities held in the Trust Account of $345,070,760 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

At March 31, 2021 we had cash of $924,339. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Net Income per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our CEO and CFO have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including our CEO and CFO, to allow timely decisions regarding required disclosure.

It should be noted that we do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Revision of Previously Issued Financial Statements

On May 27, 2021, we revised our prior position on accounting for warrants and restated our financial statements for the fiscal year ended December 31, 2020 to reclassify the Company’s warrants, as fully described in Amendment No. 1 to our Annual Report on Form 10-K filed with the SEC on May 27, 2021 (the “Amended Form 10-K”).

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to the restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” in the Amended Form 10-K. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except for the below which are also disclosed in our Annual Report on Form 10-K/A filed with the SEC.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result of such material weakness, the Restatement, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 22, 2020, we consummated the Initial Public Offering of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. UBS Securities LLC and Moelis & Co. acted as the joint book-running managers of the Initial Public Offering. Each Unit consisting of one share of Class A common stock and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-251058 and 333-251448). The SEC declared the registration statements effective on December 17, 2020.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that so long as they are held by our Sponsor and its permitted transferees, (i) they will not be redeemable by us (except as described in the prospectus relating to the Initial Public Offering (ii) they (including the Class A common stock issuable upon exercise of the warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to the shares of common stock issuable upon exercise of the warrants) are entitled to registration rights..

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item  5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Class A Common Stock Certificate.

4.3(2)	Specimen Warrant Certificate.

4.4(1)	Warrant Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

4.5(3)	Description of Securities of the Registrant.

10.1(1)	Promissory Note, dated September 2, 2020, issued to Golden Falcon Sponsor Group, LLC.

10.2(1)	Subscription Agreement, dated September 2, 2020, between the Registrant and Golden Falcon Sponsor Group, LLC.

10.3(1)	Letter Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.4(1)	Letter Agreement, dated December 17, 2020, between the Company and each of the executive officers and directors of the Company.

10.5(1)	Investment Management Trust Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

10.6(1)	Registration Rights Agreement, dated December 17, 2020, among the Company, Golden Falcon Sponsor Group, LLC and certain securityholders.

10.7(1)	Private Placement Warrants Purchase Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.8(1)	Administrative Services Agreement, dated December 17, 2020, between the Company and Full Circle Capital Services Limited.

10.9(1)	Form of Indemnity Agreement.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on December 1, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN FALCON ACQUISITION CORP.

Date: May 27, 2021	By:	/s/ Makram Azar
	Name:	Makram Azar
	Title:	Chief Executive Officer

Date: May 27, 2021	By:	/s/ Eli Muraidekh
	Name:	Eli Muraidekh
	Title:	Chief Financial Officer