Form 10-Q
period 2021-06-30
Golden Falcon Acquisition Corp.
filed 2021-08-16
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number:
001-39816

GOLDEN FALCON ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2738750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
850 Library Avenue,
Suite 204
Newark
,
Delaware
19711
(Address of principal executive offices)
(
970
)
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
As of August
16
, 2021, there were
34,500,000
shares of Class A common stock, par value $0.0001 per share, and
8,625,000
shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN FALCON ACQUISITION CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GOLDEN FALCON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$698,254	$990,870
Prepaid expenses	345,471	543,350

Total Current Assets	1,043,725	1,534,220
Cash and marketable securities held in Trust Account	345,084,175	345,009,370

TOTAL ASSETS	$346,127,900	$346,543,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities—Accrued expenses	$801,663	$71,510
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	24,319,500	37,394,500

Total Liabilities	37,196,163	49,541,010

Commitments
Class A common stock subject to possible redemption 30,392,064 and 29,200,257 shares at $10.00 redemption value at June 30, 2021 and December 31, 2020, respectively	303,931,730	292,002,570
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,107,936 and 5,299,743 issued and outstanding (excluding 30,392,064 and 29,200,257 shares subject to possible redemption), at June 30, 2021 and December 30, 2020, respectively	411	530
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	3,730,689	15,659,730
Retained earnings (Accumulated deficit)	1,268,044	(10,661,113)

Total Stockholders’ Equity	5,000,007	5,000,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,127,900	$346,543,590

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$260,702	$1,220,648

Loss from operations	(260,702)	(1,220,648)
Other income (expense):
Interest earned on marketable securities held in Trust Account	14,658	77,770
Unrealized loss on marketable securities held in Trust Account	(1,243)	(2,965)
Change in fair value of warrant liability	(5,753,000)	13,075,000

Other (expense) income, net	(5,739,585)	13,149,805

(Loss) income before income taxes	(6,000,287)	11,929,157
(Provision) Benefit for income taxes	—	—

Net (loss) income	$(6,000,287)	$11,929,157

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	30,991,337	44,781,537

Basic and diluted net income per share, Class A common stock subject to redemption	$(0.00)	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,133,663	13,924,743

Basic and diluted net loss per share, Non-redeemable common stock	$(0.49)	$0.86

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Earnings
Balance—January 1, 2021	5,299,743	$530	8,625,000	$863	$15,659,730	$(10,661,113)	$5,000,010
Change in Class A common stock subject to possible redemption	(1,791,080)	(179)	—	—	(17,929,270)	—	(17,929,449)
Net income	—	—	—	—	—	17,929,444	17,929,444

Balance—March 31, 2021	3,508,663	$351	8,625,000	$863	$(2,269,540)	$7,268,331	$5,000,005
Change in Class A common stock subject to possible redemption	599,273	60	—	—	6,000,229	—	6,000,289
Net loss	—	—	—	—	—	(6,000,287)	(6,000,287)

Balance—June 30, 2021	4,107,936	$411	8,625,000	$863	$3,730,689	$1,268,044	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities
Net income	$11,929,157
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(13,075,000)
Interest earned on marketable securities held in Trust Account	(77,770)
Unrealized loss on marketable securities held in Trust Account	2,965
Changes in operating assets and liabilities:
Prepaid expenses	197,879
Accrued expenses	730,153

Net cash used in operating activities	(292,616)
Net Change in Cash	(292,616)
Cash—Beginning of period	990,870

Cash—End of period	$698,254

Non-Cash investing and financing activities:
Change in Class A common stock subject to possible redemption	$11,929,160

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering
, along with non-operating income or expense related to the change in fair value of the warrant liability.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2020, as filed with the SEC on May 27, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for period ending
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Warrant Liabilities
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are
either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.
On March 27, 2020, the CARES Act was enacted in response to
the
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

Net Income
(
l
oss)
Per Share
Net income
(
l
oss)
per share is computed by dividing net income
(
l
oss)
by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statements of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class
method of income per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.
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
non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$14,658	$77,770
Unrealized loss on marketable securities held in Trust Account	(1,243)	(2,965)
Less: interest available to be withdrawn for payment of taxes	(13,415)	(74,805)

Net income attributable to class A Common Stock subject to possible redemption	$—	$—

Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,991,337	30,100,745

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net (Loss) Income	$(6,000,287)	$11,929,157
Net (loss) income attributable to Non-redeemable common stock	$(6,000,287)	$11,929,157

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Class A & Class B Common stock	12,133,663	13,924,743

Basic and diluted net loss per share, Non-redeemable Common stock	$(0.49)	$0.86

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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
 for the company on
January 1, 202
4
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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
Administrative Support Agreement
The Company entered into an agreement, commencing on December 18, 2020, pursuant to which the Company has agreed to pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. There were no amounts included in accrued expenses at December 31, 2020. In addition, for the three and six months ended June 30, 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $55,541 and $81,278, respectively
, which are included in general and administrative expenses in the accompanying condensed statements of operations.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

Due from Sponsor
At the closing of the Initial Public Offering on December 22, 2020, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,000,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on December 23, 2020.
Promissory Note—Related Party
On September 2, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2020 or (i) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $177,225 was repaid after the closing of the Initial Public Offering prior to December 31, 2020. As of June 30, 2021 and December 31, 2020, there was no outstanding balance under the Promissory Note. Borrowings under the Promissory Note are no longer available
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,107,936 and 5,299,743 shares of Class A common stock, issued and outstanding, excluding 30,392,064 and 29,200,257 shares of Class A common stock subject to possible redemption, respectively.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock, issued and outstanding.
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
NOTE 8. WARRANT LIABILITY
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00
. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2021

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,084,175	$345,009,370

Liabilities:
Warrant liability – Public Warrants	1	16,042,500	$24,667,500
Warrant liability – Private Placement Warrants	3	8,277,000	$12,727,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The

Private Placement Warrants were valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants on the New York Stock Exchange was used as the fair value of the Public Warrants as of each relevant date
.
The key inputs into the binomial lattice simulation model f
o
r the Private Placement Warrants were as follows at June 30, 2021 and December 31, 2020:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.86%	0.41%
Term (years)	5	5
Trading days per year	252	252
Expected volatility	16.6%	22.9%
Exercise price	$11.50	$11.50
Stock Price	$9.72	$9.68
The following table presents the changes in the fair value of Level 3 Private Placement Warrant liabilities:

Fair value as of January 1, 2021	$12,727,000
Change in valuation inputs or other assumptions	(4,450,000)

Fair value as of June 30, 2021	$8,277,000

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $6,000,287, which consists of formation and operational costs of $260,702, unrealized loss on marketable securities held in our trust account of $1,243 and change in fair value of warrant liability of $5,753,000 partially, offset by interest earned on marketable securities held in the Trust Account of $14,658.
For the six months ended June 30, 2021, we had a net income of $11,929,157, which consists of interest earned on marketable securities held in the Trust Account of $77,770 and a change in fair value of warrant liability of $13,075,000 partially, offset by formation and operational costs of $1,220,648, and an unrealized loss on marketable securities held in our trust account of $2,965.
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

For the six months ended June 30, 2021, cash used in operating activities was $292,616. Net income of $11,929,157 was affected by the change in fair value of warrant liability of $13,075,000, interest earned on marketable securities held in the Trust Account of $77,770 and an unrealized loss on marketable securities held in our trust account $2,965. Changes in operating assets and liabilities provided $928,032 of cash from operating activities.
At June 30, 2021 we had cash and marketable securities held in the Trust Account of $345,084,175 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
At June 30, 2021 we had cash of $698,254. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our Critical Accounting Policies are presented below.

Warrant Liabilities
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e) and
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
10-K/A
filed with the SEC on May 27, 2021 (the “Amended Form
10-K”).
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified. Due solely to the events that led to the restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” in the Amended Form
10-K.
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
On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statements of operations.
As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN FALCON ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Makram Azar
	Name:	Makram Azar
	Title:	(Principal Executive Officer) Chief Executive Officer

Date: August 16, 2021	By:	/s/ Eli Muraidekh
	Name:	Eli Muraidekh
	Title:	(Principal Financial Officer) Chief Financial Officer