Form 10-Q
period 2021-09-30
Golden Falcon Acquisition Corp.
filed 2021-11-16
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
(970)315-2644
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).
    Yes   ☒    No  ☐
As of November 1
6
, 2021, there were
34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN FALCON ACQUISITION CORP.
FORM 10-QFOR
THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	4
Notes to Condensed Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Signatures	27

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GOLDEN FALCON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated, see Note 2)
ASSETS
Current Assets :
Cash	$31,969	$990,870
Prepaid expenses	266,438	543,350

Total Current Assets	298,407	1,534,220
Marketable securities held in Trust Account	345,133,328	345,009,370

TOTAL ASSETS	$345,431,735	$346,543,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities—Accrued expenses	$303,642	$71,510
Convertible promissory note – related party , at fair value	102,100	—
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	16,213,000	37,394,500

Total Liabilities	28,693,742	49,541,010

Commitments
Class A common stock subject to possible redemption; 34,500,000 shares at redemption value at September 30, 2021 and December 31, 2020	345,000,000	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	—
Accumulated deficit	(28,262,870)	(47,998,283)

Total Stockholders’ Deficit	(28,262,007)	(47,997,420)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,431,735	$346,543,590

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 24, 2020 (inception) through September 30, 2020
General and administrative expenses	$367,297	$1,587,945	$422

Loss from operations	(367,297)	(1,587,945)	(422)
Other income:
Interest earned on investments held in Trust Account	39,274	117,044	—
Unrealized gain on marketable securities held in Trust Account	9,879	6,914	—
Change in fair value of convertible promissory note	17,900	17,900	—
Change in fair value of warrant liabilities	8,106,500	21,181,500	—

Total other income	8,173,553	21,323,358	—

Net income (loss)	$7,806,256	$19,735,413	$(422)

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	—

Basic and diluted net income per share, Class A common stock	$0.18	$0.46	$—

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	7,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.18	$0.46	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2021 ( restated , See Note 2)	—	$—	8,625,000	$863	$—	$(47,998,283)	$(47,997,420)
Net income	—	—	—	—	—	17,929,444	17,929,444

Balance—March 31, 2021 ( restated , See Note 2)	—	$—	8,625,000	$863	$—	$(30,068,839)	$(30,067,976)
Net loss	—	—	—	—	—	(6,000,287)	(6,000,287)

Balance—June 30, 2021 ( restated , See Note 2)	—	$—	8,625,000	$863	$—	$(36,069,126)	$(36,068,263)
Net income	—	—	—	—	—	7,806,256	7,806,256

Balance—September 30, 2021	—	$—	8,625,000	$863	$—	$(28,262,870)	$(28,262,007)

FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—August 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(422)	(422)

Balance—September 30, 2020	—	$—	8,625,000	$863	$24,137	$(422)	$24,578

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30, 2021	For the Period from August 24, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$19,735,413	$(422)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of convertible promissory note	(17,900)	—
Change in fair value of warrant liabilities	(21,181,500)	—
Interest earned on investments held in Trust Account	(117,044)	—
Unrealized gain on marketable securities held in Trust Account	(6,914)	—
Changes in operating assets and liabilities:
Prepaid expenses	276,912	—
Accrued expenses	232,132	422

Net cash used in operating activities	(1,078,901)	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note—related party	120,000	—

Net cash provided by financing activities	120,000	—

Net Change in Cash	(958,901)	—
Cash – Beginning of period	990,870	—

Cash – End of period	$31,969	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below), along with non-operating
income or expense related to the change in fair value of the warrant liabilities. The Sponsor may provide additional funds to the Company for working capital purposes for identifying and performing due diligence on potential targets for a Business Combination. Based on the foregoing, on September 13, 2021, the Company issued a convertible note for working capital purposes in the amount of $1,000,000 with a warrant conversion option (see Note 6).
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
Following the closing of the Initial Public Offering on December 22, 2020, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the other holders of Founder Shares prior to the Initial Public Offering (the “initial stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.
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
The Company will have until December 22, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
SEPTEMBER 30, 2021
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $31,969 in its operating bank accounts, $345,133,328 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $102,142, which excludes franchise taxes payable of $107,377, of which such amount will be paid from interest earned on the Trust Account and $25,951 of franchise taxes paid and not yet reimbursed from the trust. On September 30, 2021, the sponsor amended the remaining balance on the Promissory Note to reflect a Sponsor Commitment letter whereas the Sponsor is obligated to commit up to $880,000 in working capital loans if needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans. The total commitment provided by the Sponsor will total $1,000,000 where $120,000 has been borrowed as of September 30, 2021.
The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 22, 2022, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection
with the preparation of the Company’s financial statements as of September 30, 2021, and in light of recent comment letters issued by the Securities and Exchange Commission (the “SEC”) to several special purpose acquisition companies, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined Class A common stock subject to possible redemption to be equal to the redemption value of
 $10.00
per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001.
Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
The impact of the restatement on the Company’s historical financial statements is reflected in the following table.

Condensed Balance Sheet as of December 22, 2020	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$300,553,370	$44,446,630	$345,000,000
Class A common stock	$444	$(444)	$—
Additional paid-in capital	$6,958,516	$(6,958,516)	$—
Accumulated deficit	$(1,959,821)	$(37,487,670)	$(39,447,491)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(44,446,630)	$(39,446,628)
Number of shares subject to redemptio n	30,055,337	4,444,663	34,500,000
Condensed Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption	$292,002,570	$52,997,430	$345,000,000
Class A common stock	$530	$(530)	$—
Additional paid-in capital	$15,659,730	$(15,659,730)	$—
Accumulated deficit	$(10,661,113)	$(37,337,170)	$(47,998,283)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(52,997,430)	$(47,997,420)
Number of shares subject to redemption	29,200,257	5,299,743	34,500,000
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$309,932,019	$35,008,742	$345,020,760
Class A common stock	$351	$(351)	$—
Additional paid-in capital	$	$—	$—
Accumulated deficit	$4,998,791	$(35,008,391)	$(30,089,600)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(35,008,742)	$(30,088,737)
Number of shares subject to redemption	30,991,337	3,508,663	34,500,000
Condensed Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$303,931,730	$41,080,860	$345,012,590
Class A common stock	$411	$(411)	$—
Additional paid-in capital	$3,730,689	$(3,730,689)	$—
Retained earnings	$1,268,044	$(37,349,760)	$(36,081,716)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(41,080,860)	$(36,080,853)
Number of shares subject to redemption	30,392,064	4,107,936	34,500,000

Condensed Statement of Cash Flows for the period from August 24, 2020 (inception) through December 31, 2020	As Previously Reported	Adjustment	As Restated
Non-cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$300,553,370	$44,446,630	$345,000,000
Change in value of Class A common stock subject to possible redemption	(8,550,800)	8,550,800	—
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Non-cash Investing and Financing Activities:
Change in value of Class A common stock subject to possible redemption	17,929,449	(17,908,689)	20,760
Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Non-cash Investing and Financing Activities:
Change in value of Class A common stock subject to possible redemption	11,929,160	(11,916,570)	12,590

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from August 24, 2020 (inception) through December 31, 2020	As Previously Reported	Adjustment	As Restated
Sales of 34,500,000 Units, net of underwriting discounts	307,638,693	(307,638,693)	—
Change in value of common stock subject to redemption	(292,002,570)	292,002,570	—
Accretion for Class A common stock to redemption amount	—	(37,361,307)	(37,361,307)
Total stockholders’ equity (deficit)	5,000,010	(52,997,430)	(47,997,420)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 30, 2021
Change in value of common stock subject to redemption	(17,929,449)	17,929,449	—
Total stockholders’ equity (deficit)	5,000,005	(35,067,981)	(30,067,976)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021
Change in value of common stock subject to redemption	(11,929,160)	11,929,160	—
Total s tockholders’ e quity ( d eficit)	5,000,007	(41,068,270)	(36,068,263)
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the income (loss) per share calculations in the Company’s historical financial statements is reflected in the following table:

	Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	Basic and diluted weighted average shares outstanding, non- redeemable Class B common stock	Basic and diluted net income (loss) per share, non- redeemable Class B common stock
For the period from August 24, 2020 (inception) through December 31, 2020
As Previously Reported	29,200,257	$—	7,985,905	$(1.33)
Adjustment	5,299,743	$(0.25)	(400,821)	$1.08

As Restated	34,500,000	$(0.25)	7,585,084	$(0.25)

For the three months ended March 31, 2021
As Previously Reported	29,200,257	$—	13,924,743	$1.29
Adjustment	5,299,743	$0.42	(5,299,743)	$(0.87)

As Restated	34,500,000	$0.42	8,625,000	$0.42

For the three months ended June 30, 2021
As Previously Reported	30,991,337	$—	12,133,663	$(0.49)
Adjustment	3,508,663	$(0.14)	(3,508,663)	$0.35

As Restated	34,500,000	$(0.14)	8,625,000	$(0.14)

For the six months ended June 30, 2021
As Previously Reported	44,781,537	$—	13,924,743	$0.86
Adjustment	(10,281,537)	$0.28	(5,299,743)	$(0.58)

As Restated	34,500,000	$0.28	8,625,000	$0.28

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A,
for the year ended December 31, 2020, as filed with the SEC on May 27, 2021. The condensed Balance Sheet included in this Form 10-Q as of December 31, 2020 is derived from the audited Financial Statements, as restated in Note 2 The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for period ending December 31, 2021 or for any future periods.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Cash and Cash Equivalents
The Company considers
all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Convertible Promissory Note
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value of the warrants was estimated principally using a binomial lattice simulation approach (see Note 10).
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid, in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(18,975,000)
Class A common stock issuance costs	(18,386,307)
Plus:
Accretion of carrying value to redemption value 1	37,361,307

Class A common stock subject to possible redemption	$345,000,000

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences related to the warrant liabilities.
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

1	Recognized during the quarter ended December 31, 2020.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Net Income (loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock are excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of September 30, 2021, there are currently
 26,150,000
shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 24, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$6,245,005	$1,561,251	$15,788,330	$3,947,083	$—	$(422)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	—	7,500,000

Basic and diluted net income (loss) per common share	$0.18	$0.18	$0.46	$0.46	$—	$(0.00)

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 10).
Fair Value Measurements
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial
assets and liabilities that are remeasured and reported at fair value at least annually.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06
— “Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)”,
to simplify accounting for certain financial instruments ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On September 2, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In December 2020, the Company effected a 1,437,500 stock dividend, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares include
d
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
Administrative Support Agreement
The Company entered into an agreement, commencing on December 18, 2020, pursuant to which the Company has agreed to pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, of which $10,000 is included in accrued expenses at September 30, 2021. In addition, for the three and nine months ended September 30, 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $17,885 and $99,163, respectively, which are included in general and administrative expenses in the accompanying condensed statements of operations.
Due from Sponsor
At the closing of the Initial Public Offering on December 22, 2020, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,000,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on December 23, 2020.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Promissory Note—Related Party
On September 2, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Sponsor Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2020 or (i) the consummation of the Initial Public Offering. The outstanding balance under the Sponsor Promissory Note of $177,225 was repaid after the closing of the Initial Public Offering prior to December 31, 2020. As of September 30, 2021 and December 31, 2020, there was no outstanding balance under the Sponsor Promissory Note. Borrowings under the Sponsor Promissory Note are no longer available.
Convertible Promissory Note – Related Party
On September 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a promissory note (the “Convertible Note”). The Convertible Note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the Convertible Note may be converted into warrants of the post-Business Combination entity at a price of
$1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021, there was $120,000 of borrowings under the Convertible Note. The Convertible Note was valued using the fair value method. The fair value of the note as of September 30, 2021, was $102,100, which resulted in a change in fair value of the convertible promissory note of $17,900 recorded in the condensed statements of operations for the three and nine months ended September 30, 2021 (see Note 10).
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption, which are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock, issued and outstanding.
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
NOTE 9. WARRANT LIABILITIES
As of September 30, 2021, there were 17,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, there were 8,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable
,
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,133,328	1	$345,009,370
Liabilities:
Warrant liability—Public Warrants	1	10,695,000	1	$24,667,500
Warrant liability—Private Placement Warrants	2	5,518,000	3	$12,727,000
Convertible Promissory Note	3	102,100		—
The Warrants are accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Private Placement Warrants were initially valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrants on the New York Stock Exchange was used as the primary input to the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at December 31, 2020:

Input	Private Placement Warrants December 31, 2020	Public Warrants December 31, 2020
Risk-free interest rate	0.41%	0.41%
Term (years)	5	5
Trading days per year	252	252
Expected volatility	22.9%	22.9%
Exercise price	$11.50	$11.50
Stock Price	$9.68	$9.68
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities

Fair value as of January 1, 2021	$12,727,000	$24,667,500	$37,394,500
Change in fair value	(6,408,000)	—	(6,408,000)
Transfer to Level 1	—	(24,667,500)	(24,667,500)

Fair value as of March 31, 2021	6,319,000	—	6,319,000
Change in fair value	1,958,000	—	1,958,000

Fair value as of June 30, 2021	8,277,000	—	8,277,000
Change in fair value	(2,759,000)	—	(2,759,000)
Transfer to Level 2	(5,518,000)	—	(5,518,000)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $5,518,000. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the nine months ended September 30, 2021 w as
$24,667,500.

The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

September 30, 2021
Risk-free interest rate	$1.02%
Time to Expiration (in years)	$5.73
Expected volatility	13.0%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$9.75
Probability of transaction	75.04%
The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	120,000
Change in fair value	(17,900)

Fair value as of September 30, 2021	$102,100

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021 for the Convertible Promissory Note.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On September 30, 2021, the Sponsor issued a Commitment Letter to provide $
880,000

in working capital loans as discussed in Note 6.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020 (“Form 10-K/A”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Restatement
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021, and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
Overview
We are a blank check company formed under the laws of the State of Delaware on August 24, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the 8,900,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock, and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering (defined below), and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating
income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $7,806,256, which consists of interest earned on marketable securities held in the Trust Account of $39,274, unrealized gain on marketable securities held in our Trust Account of $9,879, change in fair value of convertible promissory note of $17,900 and change in fair value of warrant liabilities of $8,106,500, partially offset by general and administrative expenses of $367,297.
For the nine months ended September 30, 2021, we had a net income of $19,735,413, which consists of interest earned on marketable securities held in the Trust Account of $117,044, unrealized gain on marketable securities held in our Trust Account of $6,914, change in fair value of convertible promissory note of $17,900 and change in fair value of warrant liabilities of $21,181,500, partially offset by general and administrative expenses of $1,587,945.
For the period from August 24, 2020 (inception) September 30, 2020, we had a net loss of $422, which consisted of formation and operational costs.
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

For the nine months ended September 30, 2021, cash used in operating activities was $1,078,901. Net income of $19,735,413 was affected by the change in fair value of warrant liabilities of $21,181,500, change in fair value of convertible promissory note of $17,900, interest earned on marketable securities held in the Trust Account of $117,044 and an unrealized gain on marketable securities held in our Trust Account of $6,914. Changes in operating assets and liabilities provided $509,044 of cash from operating activities.
At September 30, 2021 we had cash and marketable securities held in the Trust Account of $345,133,328 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
At September 30, 2021 we had cash of $31,969. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. On September 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a promissory note (the “Convertible Note”). The Convertible Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the Convertible Note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021, there was $120,000 of borrowings under the Convertible Note. On September 30, 2021, the Sponsor committed the remainder of the convertible note towards a Sponsor Commitment letter whereas the Sponsor is obligated to provide funding of up to $880,000 in working capital loans should the Company need it.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance-
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for certain administrative, research, transaction and other support services. We began incurring these fees on December 22, 2020, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
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

Warrant Liabilities and Convertible Promissory Note
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06
— “Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)”,
to simplify accounting for certain financial instruments ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness related to the error in accounting classification of our Public Warrants and Private Placement Warrants previously disclosed in our Form 10-K/A and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 (the “Prior Reports”), and to the Company’s restatement of its financial statements to reclassify for complex financial instruments as described in Note 2 to the accompanying unaudited financial statements, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as described herein. In connection with the preparation of this Quarterly report, and as a result of recent SEC guidance, management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described in Note 2 to the accompanying unaudited financial statements. Although we have processes to identify and appropriately apply applicable accounting requirements, in light of this material weakness, the material weakness identified in our Prior Reports and the resulting restatements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K/A
filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K/A
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
We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with our Initial Public Offering, we accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, during the preparation of this Quarterly Report, management identified errors in our historical financial statements and performed a quantitative assessment under SAB 99. Based on this assessment, after consultation with our independent registered public accounting firm, our management and audit committee concluded that a restatement of our financial statements for periods prior to September 30, 2021 was required to reclassify such amounts as Class A common stock subject to possible redemption (the “Second Restatement”) and that a material weakness in our internal controls over financial reporting exists as a result of the identified errors that led to such restatement.
Previously, following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “First Restatement” and, together with the Second Restatement, the “Restatements”). As part of such process, we identified a material weakness in our internal controls over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements these remediation measures may be time consuming and costly and there is no assurance that these initiatives will be sufficient or ultimately have the intended effects.
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
We, and following our initial Business Combination, the post-Business Combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
As part of the Restatements, we identified material weaknesses in our internal controls over financial reporting.
As a result of such material weaknesses, the Restatements, the change in accounting for our warrants, the change in classification of redeemable public shares and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form
10-Q,
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On December 22, 2020, we consummated the Initial Public Offering of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The securities in the offering were registered under the Securities Act on registration statements on
Form S-1(Nos. 333-251058
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

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

10.1*	Promissory Note dated September 13, 2021

101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN FALCON ACQUISITION CORP.

Date: November 16, 2021	By:	/s/ Makram Azar
	Name:	Makram Azar
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Eli Muraidekh
	Name:	Eli Muraidekh
	Title:	Chief Financial Officer (Principal Financial Officer)