Form 10-K/A
period 2020-12-31
Golden Falcon Acquisition Corp.
filed 2021-12-22
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 2)

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
As of December
22
, 2021, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
Golden Falcon Acquisition Corp. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 2 (this “Second Amendment”) to its Annual Report on Form
10-K
to amend and restate (the “Restatement”) certain items of our Annual Report on Form
10-K
for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), as amended on May 27, 2021 (the “First Amendment”) to restate our financial statements as of and for the period from August 24, 2020 (inception) through December 31, 2020 included in our Original Filing and First Amendment.
Background of Restatement

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of our outstanding our Class A common stock subject to redemption. We previously determined the value of such shares of Class A common stock to be equal to the redemption value, after taking into consideration the terms of our Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. We have re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of our outstanding determined that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside our control. Therefore, management concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. Pursuant to our re-evaluation, management has determined that a reclassification is required related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.
As previously disclosed, on November 16, 2021, the audit committee of our board of directors, after discussion with management and Marcum LLP, our independent registered public accounting firm, concluded that the financial statements contained in the Original Filing and First Amendment should no longer be relied upon and should be restated in order to correct the classification error.
The Restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, Item 8 and Item 9a have been updated to detail further disclosure of the effects and actions taken by management and the board of directors.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2 and 32.1) to this Second Amendment under Item 15 of Part IV hereof.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established for the benefit of our public shareholders (the “trust account”).
Our management has concluded that a material weakness remains in the our internal control over financial reporting and that our disclosure controls and procedures were not effective. Our remediation plan with respect to such material weakness is described in more detail in Item 9A of Part II to this Second Amendment.
Except as described above, this Second Amendment does not amend, update or change any other items or disclosures contained in the Original Filing or First Amendment, and accordingly, this Second Amendment does not reflect or purport to reflect any information or events occurring after the date of filing of the Original Filing or First Amendment or modify or update those disclosures affected by subsequent events. Accordingly, this Second Amendment should be read in conjunction with the Original Filing, the First Amendment, and the Company’s other filings with the SEC.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K/A
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
10-K/A
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
A total of $345,000,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination within the required time period and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution expenses up to $100,000, as applicable.

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
Our strategic advisory group currently includes:

•
Francois Barrault
, Chairman & Founder, FDB Partners; formerly CEO, BT Global Services; President, BT International; President & CEO, Lucent EMEA; CEO, Lucent Mobile International; Founder, DigiWorld Summit;

•	Joseph Berardino , Managing Director, Alvarez & Marsal; formerly Partner, Arthur Andersen; CEO, Andersen

•	Matthew Bronfman , Chairman & CEO, BHB Holdings; Chairman, Lincoln Avenue Capital; formerly Chairman, Bronfman Rothschild; Partner, ACI Capital;

•
David Gardner, OBE
,
Co-founder
and General Partner of London Venture Partners; formerly CEO of Atari; Executive Vice President of Electronic Arts; Board of Directors of Embracer Group and Double Loop Games;

•
Arjun Gupta
, founder and managing partner of TeleSoft Partners; Chairman, Nexant Inc.; Chairman, Calient Technologies Inc.; Board of Directors of Larsen & Toubro Infotech Ltd; Board of Directors of L&T Technology Services Limited;

•	Travis Katz , CEO, BrightDrop; formerly Entrepreneur-in-Residence, Redpoint Ventures; Vice President of Products, Skyscanner; Co-Founder & CEO, Trip.com; Co-Founder, Fox Interactive Media;

•
Gerrit Meier
, CEO, foodspring; formerly Global CEO, Red Bull Media Network; Managing Director, Red Bull Media House; President, International WWE; Global General Manager for Distribution and Partnerships, Spotify; COO, iHeartMedia’s Digital Division;

•	Tom Mockridge , former CEO, Virgin Media; Deputy Chairman, BSkyB; CEO, News Corp UK & Ireland; CEO, European TV News Corp; CEO, Sky Italia; Chairman, Star TV;

•	Lionel de Saint-Exupéry , Executive Board Member and Chairman of the Strategic Committee, China Development Financial Holdings; CEO & Chairman, Investment Committee of CDIB Capital; and

•
Kenneth I. Tuchman
, former Vice-Chairman, Bank of Montreal; Vice-Chairman, Bank of America Merrill Lynch;
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
We have strong relationships on both sides of the Atlantic and believe that the networks and experience of our management team and strategic advisory group provide us with specific competitive advantages over other blank check companies in sourcing attractive targets based in Europe, Israel or the Middle East. We believe that these regions provide a compelling market opportunity for the following reasons:

•	Attractive valuation : stocks in these markets tend to trade at lower valuations, enhancing the multiple arbitrage available by listing the target in the U.S.;

•
Underpenetrated
: equity markets in Europe, Israel and the Middle East are comparatively more thinly capitalized relative to the U.S. in terms of GDP, suggesting a large number of high-quality private companies that could benefit from going public; furthermore, there have been comparatively few business combinations between U.S.-listed blank check companies and targets located in Europe, Israel and the Middle East – just 18, compared to 110 with U.S. targets, from January 1, 2019 to November 30, 2020;

•
Underrepresented
: Europe is second only to China as an exporter of goods and services to the U.S., reflecting substantial economic output and a nexus to the U.S., whereas relatively few European companies have completed initial public offerings in the U.S.;

•
Our knowledge and experience
: our executive officers, board of directors and strategic advisory group have substantial experience in, and relationships with, the most senior decision makers across these regions, which we believe gives us substantially greater access to opportunities;

•
Access to family or founder owned businesses
: we have strong ties with prominent families (particularly, but not exclusively, based in Europe, Israel and the Middle East) and have a history of working constructively and collaboratively with family and founder-owned businesses, which is a point of differentiation in negotiating a business combination with these companies.

•
Technology and innovation
: these regions have emerged as technology hubs in their own right, outside of Silicon Valley; for instance, at the time of our initial public offering, there were over 60 “unicorns” – private companies valued at $1 billion or more – based in Europe, Israel and the Middle East;

•
US stock exchanges’ increasing attractiveness
: at the time of our initial public offering, over 200 companies from Europe, Israel and the Middle East had their primary listings on NYSE or Nasdaq, compared to fewer than 20 in 2010; and

•
Limited competition
: our
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
Our Website
Our corporate website address is
www.goldenfalconcorp.com
. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.
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
On April 12, 2021, staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff

Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815,
 Derivatives and Hedging
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with our initial public offering, we accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following certain SEC guidance on this issue, management performed a quantitative assessment under SAB 99 and concluded that our internal controls over financial reporting were not effective as of December 31, 2020. Based on this assessment, after consultation with our independent registered public accounting firm, our management and audit committee concluded that a restatement of our financial statements for periods prior to September 30, 2021 was required to reclassify such amounts as Class A common stock subject to possible redemption. As a result, as described in the Explanatory Note and Note 2 to the Financial Statements, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.
Previously, following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. As part of such process, we identified a material weakness in our internal controls over financial reporting. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amendment.
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
As part of the restatements described above, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, restatements, the change in accounting for our warrants, the change in classification of redeemable public shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Second Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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
Restatement
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the Restatement of the financial statements in our Original Filing and First Amendment, as described herein. We are restating our historical financial results to reclassify our temporary equity and permanent equity. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing and the First Amendment. The impact of the Restatement is more fully described in Note 2 to our financial statements included herein.
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
For the period from August 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $553,424. Net loss of $10,661,113 was offset by interest earned on marketable securities held in the trust account of $5,916, an unrealized gain on marketable securities held in our trust account $3,454, change in fair value of our warrant liability of $8,629,500, transaction costs related to our initial public offering allocated to our warrant of $1,069,399, and changes in operating assets and liabilities, which used $471,840 of cash from operating activities.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.
Warrant Liability
We account for the warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.
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
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating loss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value.
The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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
Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Second Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to (i) the material weakness related to the error in accounting classification of our public warrants and private placement warrants previously disclosed in the First Amendment and our subsequently filed quarterly reports on Form 10-Q and (ii) the material weakness in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of our financial statements as described in the Explanatory Note and in Note 2 to our financial statements included in this Second Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.
Management’s Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.)
Although we have processes to identify and appropriately apply applicable accounting requirements, in light of the material weaknesses described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Africa. Prior to this, Mr. Basnage de Beauval spent more than 25 years advising on capital markets, M&A and private equity transactions in New York, London and Paris, most recently, from November 2003 to February 2018, as a partner at Hogan Lovells, where he headed the US corporate securities practice in London, and was co-head
of equity capital markets in Europe. Mr. Basnage de Beauval has advised acquirors and targets on numerous large and complex cross-border M&A transactions and has written extensively on the subject. Before joining Hogan Lovells, he practiced at Freshfields from 1996 to 2001 and Rogers & Wells from 1992 to 1996. Mr. Basnage de Beauval received a BA from the University of Pennsylvania, magna cum laude
, where he was a Benjamin Franklin Scholar and Phi Beta Kappa, and has law degrees from Oxford University and Columbia University. He completed an executive leadership course at Stanford University School of Business.
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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Approximate Percentage of Outstanding Common Stock (3)
Golden Falcon Sponsor Group, LLC (4)	8,445,000	19.6%
Makram Azar (4)	8,445,000	19.6%
Scott J. Freidheim (4)	8,445,000	19.6%
Eli Muraidekh	—	—
John M. Basnage de Beauval	—	—
Xavier R. Rolet KBE	36,000	*
Dominique D’Hinnin	36,000	*
I. Martin Pompadur	36,000	*
Isabelle Amiel Azoulai	36,000	*
Mikael Breuer-Weil	36,000	*
All executive officers and directors as a group (9 individuals)	8,625,000	20.0%
Aristeia Capital, L.L.C. (7)	2,097,578	6.1%
RP Investment Advisors LP (8)	1,794,474	5.2%
Senator Investment Group LP (9)	2,000,000	5.8%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Golden Falcon Acquisition Corp., 850 Library Avenue, Suite 204, Newark, Delaware 19711.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the period from August 24, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $81,000 for the services Marcum performed in connection with our initial public offering, the audit of our December 31, 2020 financial statements included in this report, review of the financial information included in our Form
10-Q
for the third quarter of 2020 and other required filings with the SEC. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from August 24, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.
Tax Fees
. We did not pay Marcum for tax planning and tax advice during the period from August 24, 2020 (inception) through December 31, 2020.

All Other Fees
. We did not pay Marcum for other services during the period from August 24, 2020 (inception) through December 31, 2020.
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
F-1
of this Annual Report

(2) Financial Statements Schedule
None.
(3) Exhibits:
The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws.

4.1 (2)	Specimen Unit Certificate.

4.2 (2)	Specimen Class A Common Stock Certificate.

4.3 (2)	Specimen Warrant Certificate.

4.4 (1)	Warrant Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

4.5***	Description of Securities of the Registrant.

10.1 (2)	Promissory Note, dated September 2, 2020, issued to Golden Falcon Sponsor Group, LLC.

10.2 (2)	Subscription Agreement, dated September 2, 2020, between the Registrant and Golden Falcon Sponsor Group, LLC.

10.3 (1)	Letter Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.4 (1)	Letter Agreement, dated December 17, 2020, between the Company and each of the executive officers and directors of the Company.

10.5 (1)	Investment Management Trust Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

10.6 (1)	Registration Rights Agreement, dated December 17, 2020, among the Company, Golden Falcon Sponsor Group, LLC and certain securityholders.

10.7 (1)	Private Placement Warrants Purchase Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.8 (1)	Administrative Services Agreement, dated December 17, 2020, between the Company and Full Circle Capital Services Limited.

Exhibit No.	Description

10.9 (1)	Form of Indemnity Agreement.

31.1 *	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Calculation Linkbase.

101.LAB*	XBRL Taxonomy Label Document.

101.PRE*	XBRL Definition Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the Securities and Exchange Commission on December 22, 2020.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-251058), filed with the SEC on December 1, 2020.

ITEM 16.	FORM 10-K/A SUMMARY
None

GOLDEN FALCON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Golden Falcon Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Golden Falcon Acquisition Corp. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the period from August 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of the 2020 Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 24, 2020 (inception) through December 31, 2020, have been restated.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 31, 2021, except for the effects of the restatements discussed in Note 2 – Amendment 1, as to which the date is May 27, 2021, and in Note 2 – Amendment 2, as to which the date is December 22, 2021

GOLDEN FALCON ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020 (As Restated, see Note 2)

ASSETS
Current Assets
Cash	$990,870
Prepaid expenses and other current assets	543,350

Total Current Assets	1,534,220
Cash and marketable securities held in Trust Account	345,009,370

TOTAL ASSETS	$346,543,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities—Accrued expenses	$71,510
Deferred underwriting fee payable	12,075,000
Warrant Liability	37,394,500

Total Liabilities	49,541,010

Commitments
Class A common stock subject to possible redemption; 34,500,000 shares at $10.00 redemption value	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(47,998,283)

Total Stockholders’ Deficit	(47,997,420)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,543,590

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated, see Note 2)

Formation and operating costs	$81,585

Loss from operations	(81,585)
Other income (loss):
Interest earned—bank	1
Interest earned on marketable securities held in Trust Account	5,916
Unrealized gain on marketable securities held in Trust Account	3,454
Change in fair value of warrant liability	(8,629,500)
Transaction costs associated with the warrant liability	(1,069,399)
Fair value of warrant liability in excess of proceeds received in Private Placement	(890,000)

Net loss	$(10,661,113)

Weighted average shares outstanding, Class A common stock	2,609,244

Basic and diluted net loss per share, Class A common stock	$(1.05)

Weighted average shares outstanding, Class B common stock	7,585,084

Basic and diluted net loss per share, Class B common stock	$(1.05)

The accompanying notes are an integral part of the financial statements

GOLDEN FALCON ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated, see Note 2)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—August 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(24,137)	(37,337,170)	(37,361,307)
Net loss	—	—	—	—	—	(10,661,113)	(10,661,113)

Balance—December 31, 2020	—	$—	8,625,000	$863	$—	$(47,998,283)	$(47,997,420)

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated, see Note 2)

Net loss	$(10,661,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs associated with the warrant liability	1,069,399
Fair value of warrant liability in excess of proceeds received in Private Placement	890,000
Change in fair value of warrant liability	8,629,500
Interest earned on marketable securities held in Trust Account	(5,916)
Unrealized gain on marketable securities held in Trust Account	(3,454)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(543,350)
Accrued expenses	71,510

Net cash used in operating activities	(553,424)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Proceeds from promissory note—related party	177,225
Repayment of promissory note—related party	(177,225)
Payment of offering costs	(480,706)

Net cash provided by financing activities	346,544,294

Net Change in Cash	990,870
Cash—Beginning of period	—

Cash—End of period	$990,870

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$345,000,000

Accretion for Class A common stock to redemption amount	$37,361,307

Deferred underwriting fee payable	$12,075,000

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
Amendment 1
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
As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate
the treatment of the warrants (as of December 31, 2020 and for the period from August 24, 2020 (inception) through December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As Previously Reported in Form 10-K	Adjustments	As Restated in Form 10-K Amendment 1
Balance sheet as of December 31, 2020

Total Liabilities	$12,146,510	$37,394,500	$49,541,010

Common Shares Subject to Possible Redemption	329,397,070	(37,394,500)	292,002,570

Class A Common Shares	156	374	530

Additional Paid-in Capital	5,071,205	10,588,525	15,659,730

Accumulated Deficit	(72,214)	(10,588,899)	(10,661,113)

Total Shareholders’ Equity	5,000,010	—	5,000,010

Number of common shares subject to possible redemption	32,939,707	(3,739,450)	29,200,257

Statement of Operations for period from August 24, 2020 (inception) to December 31, 2020

Net loss	$(72,214)	$(10,588,899)	$(10,661,113)
Weighted average shares outstanding of Class A common stock subject to possible redemption	32,939,707	(3,739,450)	29,200,257

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	—	$—
Weighted average shares outstanding of Class A and Class B shares outstanding, non-redeemable common stock	7,703,089	282,816	7,985,905
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	(1.32)	$(1.33)

Statement of Cash Flows for period from August 24, 2020 (inception) to December 31, 2020
Net loss	(72,214)	(10,588,899)	(10,661,113)
Change in fair value of warrant liability	—	8,269,500	8,269,500
Fair value of warrant liability in excess of proceeds received in Private Placement	—	890,000	890,000
Transaction costs associated with warrant liability	—	1,069,399	1,069,399

Non-cash investing and financing activities
Initial classification of Class A common stock subject to possible redemption	329,397,070	(28,843,700)	300,553,370
Change in value of common shares subject to redemption	—	(8,550,800)	(8,550,800)
Amendment 2
In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities, or operating results.

	As Previously Reported in Form 10-K/A Amendment 1	Adjustment s	As Restated in Form 10-K/A Amendment 2

Balance Sheet as of December 31, 2020

Class A common stock subject to possible redemption	$292,002,570	$52,997,430	$345,000,000

Class A common stock	$530	$(530)	$—

Additional paid-in capital	$15,659,730	$(15,659,730)	$—

Accumulated deficit	$(10,661,113)	$(37,337,170)	$(47,998,283)

Total Stockholders’ Equity (Deficit)	$5,000,010	$(52,997,430)	$(47,997,420)

Number of shares subject to redemption	29,200,257	5,299,743	34,500,000

Statement of Operations for the period from August 24, 2020 (inception) through December 31, 2020

Weighted average shares outstanding of Class A common stock subject to possible redemption	29,200,257	(26,591,013)	2,609,244

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$(1.05)	$(1.05)

Weighted average shares outstanding of Class A and Class B shares outstanding, non-redeemable common stock	7,985,905	(400,821)	7,585,084

Basic and diluted net (loss) income per share, Class B non-redeemable common stock	$(1.33)	$0.28	$(1.05)

Statement of Changes in Stockholders’ Equity (Deficit) for the period from August 24, 2020 (inception) through December 31, 2020

Sale of 34,500,000 Units, net of underwriting discounts	307,638,693	(307,638,693)	—

Change in value of Class A common stock subject to possible redemption	(292,002,570)	292,002,570	—

Accretion for Class A common stock subject to possible redemption	—	(37,361,307)	(37,361,307)

Total stockholders’ equity (deficit)	5,000,010	(52,997,430)	(47,997,420)

Statement of Cash Flows for the period from August 24, 2020 (inception) through December 31, 2020

Non- C ash i nvesting and f inancing Activities:

Initial classification of Class A common stock subject to possible redemption	$300,553,370	$44,446,630	$345,000,000

Change in value of Class A common stock subject to possible redemption	(8,550,800)	8,550,800	—

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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Class A Common Stock Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid-in capital and accumulated deficit.
At December 31, 2020, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(18,975,000)
Class A common stock issuance costs	(18,386,307)
Plus:
Accretion of carrying value to redemption value	37,361,307

Class A common stock subject to possible redemption	$345,000,000

Warrant Liability (Restated, see Note 2 – Amendment 1)
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Net Loss Per Share (Restated, see Note 2 – Amendment 2)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating net loss per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value.
The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the private placement to purchase an aggregate of 26,150,000 shares in the calculation of diluted loss per share since the exercise of the warrants are contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Period from August 24, 2020 (inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(2,728,718)	$(7,932,395)
Denominator:
Basic and diluted weighted average shares outstanding	2,609,244	7,585,084

Basic and diluted net loss per common share	$(1.05)	$(1.05)

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
Fair Value Measurements (Restated, see Note 2 – Amendment 1)
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
Derivative Financial Instruments (Restated, see Note 2 – Amendment 1)
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

obligated to
, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business
Combination
, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020 no amount was outstanding under the Working Capital Loans.
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
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.
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
NOTE 9. WARRANT LIABILITY (RESTATED, SEE NOTE 2 – AMENDMENT 1 )
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
 A common stock equals or exceeds $18.00
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

Golden Falcon Acquisition Corp.

Dated: December 22, 2021	By:	/s/ Makram Azar
Makram Azar
Chief Executive Officer

Dated: December 22, 2021	By:	/s/ Eli Muraidekh
Eli Muraidekh
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 2021.

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