Form 10-K
period 2021-12-31
Golden Falcon Acquisition Corp.
filed 2022-03-31
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Class A common stock, $0.0001 par value per share
Warrants to purchase one share of Class A common stock
Units, each consisting of one share of Class A common
stock and
one-half
of one redeemable warrant
	GFX GFX WS GFX.U	The New York Stock Exchange The New York Stock Exchange The New York Stock Exchange
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
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock of the registrant (based upon the closing price of the registrant’s Class A common stock at that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $335,340,000.
As of March 31, 2022, there were
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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent
COVID-19
pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

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
While we may pursue an initial business combination with any target business and in any sector or geographical location, we have initially focused our search on companies operating in the technology, media, telecom, and fintech sectors that are headquartered in Europe, Israel, the Middle East or North America.
We believe that this combination of relationships, experience and expertise puts us in a strong position to source an attractive target and complete an initial business combination and makes us a preferred partner for potential business combination targets.
In September 2020, we issued 7,187,500 founder shares to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. In November 2020, our Sponsor transferred to our independent directors an aggregate of 150,000 founder shares at the same price originally paid for such shares. In December 2020, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our Sponsor and directors holding an aggregate of 8,625,000 founder shares.
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

•
Underpenetrated
: equity markets in Europe, Israel and the Middle East are comparatively more thinly capitalized relative to the U.S. in terms of GDP, suggesting a large number of high-quality private companies that could benefit from going public; furthermore, there have been comparatively few business combinations between U.S.-listed blank check companies and targets located in Europe, Israel and the Middle East – just 18, compared to 110 with U.S. targets, from January 1, 2019 to November 30, 2021;

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
Human Capital Resources
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
Our Website
Our corporate website address is
www.goldenfalconcorp.com
. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report. Our annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K,
as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.
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
We were required to evaluate our internal control over financial reporting as of December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the prior June 30.

ITEM 1A. RISK FACTORS
Summary of Risk Factors
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to
:

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

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

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

•	Our warrants and our Convertible Note (as defined below) are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

•
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

•
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, we have until December 22, 2022 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after December 22, 2022.
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

Our certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering, or December 22, 2022. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the
COVID-19 pandemic
persists both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The recent invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the
COVID-19 pandemic,
the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount
received by stockholders may be less than $10.00 per share” and other risk factors in this section.
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
(a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share” and other risk factors below.
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
In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, pursuant to our Amended and Restated Certificate of Incorporation, we have until December 22, 2022 to consummate a business combination. If a business combination is not consummated by this date, or our stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although we intend to consummate a business combination on or before December 22, 2022, and may seek an extension, it is uncertain that we will be able to consummate a business combination, or obtain an extension, by this time. This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern.

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
If we have not completed an initial business combination by December 22, 2022, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate
the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond December 22, 2022 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.
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
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the recent invasion of Ukraine by Russia and the resulting sanctions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
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
Our initial stockholders, officers and directors have agreed, pursuant to letter agreements with us, that they will not propose any amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination by December 22, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination
activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.
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
The COVID-19 pandemic has
adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our
search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (including
variant mutations of the virus) and the actions to
contain COVID-19 or treat
its impact, among others. If the disruptions posed
by COVID-19 or other
events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
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
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination, particularly in Europe since that region includes Russia, and any target business with which we ultimately consummate a business combination, although we are not seeking a target business in Russia. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
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
If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	underdeveloped or unpredictable legal or regulatory systems and unexpected changes in regulatory requirements;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	regime changes and political upheaval;

•	corruption, crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, such as the recent invasion of Ukraine by Russia;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.
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
We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the antidilution provisions contained in our certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March [25], 2021, there were 165,500,000 and 11,375,000 authorized and unissued shares of Class A common stock and Class B common stock, respectively, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. As of March [25], 2021, there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one
ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the antidilution provisions contained in our certificate of incorporation. Our Class B common stock shall only be convertible at the time of our initial business combination. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof, to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our certificate of incorporation. The restriction on issuing additional shares of capital stock described in the prior sentence will expire upon consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

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
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). An active trading market for our securities may not be sustained. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on the NYSE or another national exchange. You may be unable to sell your securities unless a market can be sustained.
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
Our warrants and our Convertible Note are accounted for as liabilities and the changes in value of our warrants and our Convertible Note could have a material effect on our financial results.
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
(“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. The December 31, 2020 financial statements were restated for this error in Form
10-K
Amendment No. 1 filed with the SEC on May 27, 2021.
As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
The Company accounts for the Convertible Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the Convertible Note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
In connection with our initial public offering, we accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following certain SEC guidance on this issue, management performed a quantitative assessment under SAB 99 and concluded that our internal controls over financial reporting were not effective as of December 31, 2020. Based on this assessment, after consultation with our independent registered public accounting firm, our management and audit committee concluded that a restatement of our financial statements for periods prior to September 30, 2021 was required to reclassify such amounts as Class A common stock subject to possible redemption. As a result, we identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments.

Previously, following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. As part of such process, we identified a material weakness in our internal controls over the accounting for complex financial instruments. As a result, the errors within the December 31, 2020
10-K/A
Amendment #1 were corrected in Amendment #2 filed with the SEC on December 22, 2021. The errors in the March 31, 2021 and June 30, 2021 quarterly reports were corrected in the September 30, 2021
10-Q/A
filed with the SEC on November 16, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. While we have processes to identify and appropriately apply applicable accounting requirements these remediation measures may be time consuming and costly and there is no assurance that these initiatives will be sufficient or ultimately have the intended effects.
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
As part of the restatements described above, we identified material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, restatements, the change in accounting for our warrants, the change in classification of redeemable public shares, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
equals or exceeds $700 million as of the prior June 30.
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
Holders of Record
On March 31, 2022, there were approximately 1 holder of record of our units, 1 holder of record of our Class A common stock, 6 holders of record of our Class B common stock and 2 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
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
ITEM 6. [RESERVED]

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account, along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the Convertible Note. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $19,323,177, which consists of interest earned on marketable securities held in the trust account of $155,704, unrealized gain on marketable securities held in the trust account of $5,765, change in fair value of convertible promissory note – related party of $60,511 and change in fair value of warrant liabilities of $20,935,690, partially offset by formation and operational costs of $1,834,493.
For the period from August 24, 2020 (inception) through December 31, 2020, we had a net loss of $10,661,113, which consists of formation and operational costs of $81,585, transaction costs incurred in connection with IPO of $1,069,399, change in fair value of warrant liabilities of $8,629,500, and fair value of warrant liability in excess of proceeds received in private placement of $890,000, offset by interest income – bank of $1, interest earned on marketable securities held in the trust account of $5,916 and an unrealized gain on marketable securities held in our trust account of $3,454.
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

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $345,000,000 was placed in the trust account. We incurred $19,606,206 in transaction costs, including $6,900,000 of underwriting fees, net of reimbursement, $12,075,000 of deferred underwriting fees and $631,206 of other offering costs.
For the year ended December 31, 2021, net cash used in operating activities was $1,299,101. Net income of $19,323,177 was affected by the change in fair value of warrant liabilities of $20,935,690, change in fair value of convertible promissory note – related party of $60,511, interest earned on marketable securities held in trust account of $155,704 and an unrealized gain on marketable securities held in trust account of $5,765. Changes in operating assets and liabilities provided $535,392 of cash from operating activities.
For the period from August 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $553,424. Net loss of $10,661,113 was affected by interest earned on marketable securities held in trust account of $5,916, an unrealized gain on marketable securities held in trust account $3,454, transaction costs incurred in connection with initial public offering of $1,069,399, fair value of warrant liability in excess of proceeds received in private placement of $890,000 and change in fair value of warrant liabilities of $8,629,500. Changes in operating assets and liabilities used $471,840 of cash from operating activities.
For the year ended December 31, 2021, net cash provided by financing activities was $320,111 as a result of the drawdowns on the Convertible Note.
For the period from August 24, 2020 (inception) through December 31, 2020, net cash used in investing activities was $345,000,000 as a result of the investment of cash into the trust account. Net cash provided by financing activities for the same period was $346,544,294 inclusive of $25,000 and $338,100,000 as a result of proceeds from the issuance of Class B common stock to the Sponsor and proceeds from the sale of units, respectively. Net cash was also influenced by $8,900,000 provided by the sale of Private Placement Warrants and partially offset by the payment of offering costs of $480,706.
At December 31, 2021 we had cash and marketable securities held in the trust account of $345,170,839 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.
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
At December 31, 2021, we had cash of $11,880 outside of the trust account and accounts payable and accrued expenses of $258,427. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, lend us funds as may be required. If we complete a business combination, we would repay such lent amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such lent amounts but no proceeds from our trust account would be used for such repayment. On September 13, 2021, the Sponsor agreed to lend us an aggregate of up to $1,000,000 pursuant to the Convertible Note (as defined below) for working capital purposes. We had drawn an aggregate of $320,111 under the Convertible Note as of December 31, 2021, leaving $679,889 available to us. We subsequently drew down an additional $150,000 on the Convertible Note on January 31, 2022 bringing the total balance withdrawn on the Convertible Note to $470,111, leaving $529,889 available to us. Up to $1,500,000 of loans made by the Sponsor or an affiliate of the Sponsor or certain of our directors and officers (including pursuant to the Convertible Note) may be convertible into warrants identical to the private placement warrants, at a price of $1.00 per warrant at the option of the lender.

Going Concern
As of December 31, 2021, we had $11,880 in our operating bank accounts, $345,170,839 in marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its stock in connection therewith and working capital of $91,547, which excludes franchise taxes payable of $143,219 and $56,830 of franchise taxes paid and not yet reimbursed from the trust account. As of December 31, 2021, approximately $170,839 of the amount on deposit in the trust account represented interest income, which is available to pay our tax obligations.
We may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of our directors and officers. The Sponsor may but is not obligated to (except as described below), loan us funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet out working capital needs. On September 13, 2021, the Sponsor agreed to lend us an aggregate of up to $1,000,000 for working capital purposes pursuant to the Convertible Note. We had drawn an aggregate of $320,111 under the Convertible Note as of December 31, 2021, leaving $679,889 available to us. We subsequently drew down an additional $150,000 on the Convertible Note on January 31, 2022 bringing the total balance withdrawn on the Convertible Note to $470,111, leaving $529,889 available to us. There can be no assurance that we will be able to obtain additional financing, however. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination.
If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.
In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, pursuant to our Amended and Restated Certificate of Incorporation, we have until December 22, 2022 to consummate a business combination. If a business combination is not consummated by this date, or our stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although we intend to consummate a business combination on or before December 22, 2022, and may seek an extension, it is uncertain that we will be able to consummate a business combination, or obtain an extension, by this time. This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2022.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for certain administrative, research, transaction and other support services. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition, for the three and twelve months ended December 31, 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $9,313 and $108,476, respectively which are included in general and administrative expenses in the accompanying condensed statement of operations.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Our critical accounting policies are presented below:
Warrant Liabilities and Convertible Note – Related Party
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for its Convertible Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the Convertible Note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of December 31, 2021, there are currently 34,500,000 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the Convertible Note. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06—
“Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)”,to
simplify accounting for certain financial instruments ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. We are currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Annual Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments previously disclosed in our Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the previously disclosed material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, as such as of December 31, 2021, the material weakness has not been fully remediated and we can offer no assurance that these initiatives will ultimately have the intended effects.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control Over Financial Reporting
Other than the matters set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our current directors and executive officers are listed below.

Name	Age	Position
Makram Azar	55	Chief Executive Officer and Director
Scott J. Freidheim	56	Chairman of the Board of Directors
Eli Muraidekh	54	Chief Financial Officer and Director
John M. Basnage de Beauval	57	General Counsel and Secretary
Xavier Rolet, KBE	62	Independent Director
Dominique D’Hinnin	62	Independent Director
I. Martin Pompadur	86	Independent Director
Isabelle Amiel Azoulai	46	Independent Director
Mikael Breuer-Weil	57	Independent Director
Makram Azar
has served as our Chief Executive Officer and as a member of our board of directors since our inception. Mr. Azar is Chief Executive Officer and director of Full Circle Capital Limited, a private investment and advisory group, which he founded in January 2019. Since May 2019, Mr. Azar has also served as Chief Executive Officer and director of Full Circle Capital, a wholly-owned subsidiary of Full Circle Capital Limited. Previously, from 2010 to January 2019, he was at Barclays Bank PLC, where among other roles, he served as Chairman of Banking EMEA and Chairman of Barclays Bank PLC, MENA. Since January 2019, he has continued his relationship with Barclays Bank PLC, serving as Senior Advisor. Before this, Mr. Azar served as Managing Director and Head of MENA at KKR from 2008 to 2010. Prior to joining KKR, Mr. Azar had spent 18 years at Lehman Brothers, latterly as Global Head of Sovereign Wealth Funds and Chairman of Media Investment Banking EMEA. Previously he led the Media, Consumer & Retail Investment Banking businesses of Lehman Brothers in EMEA. Mr. Azar has completed a very large number of M&A, equity capital markets, debt capital markets and private equity deals with an aggregate value in excess of $350 billion, across a broad spectrum of geographies and industries, including telecoms, media, technology, consumer, sustainable energy, retail, hospitality, financial services, industrials and real estate. His clients have included some of the largest institutional investors, multinational corporations, sovereign wealth funds and governments. Mr. Azar holds a BA in Applied Economics from the
University Paris-IX Dauphine
and a Master’s degree in Management and Finance from École des Hautes Études Commerciales (HEC) in Paris.
Scott J. Freidheim
has served as Chairman of our board of directors since our inception. Since October 2016, Mr. Freidheim has served as Founder and Managing Partner of Freidheim Capital LLC, an investment family office. Previously, Mr. Freidheim served as
Co-Chairman of
the board of ettain group, a talent solutions company based in Charlotte, North Carolina, and Chief Executive Officer and director of CDI Corp., a publicly traded staffing and engineering company. Mr. Freidheim has served on senior leadership teams across multiple industries including financial services, mass merchandising, brand management and private equity. From 2011 to 2014, he served as Chief Executive Officer of Investcorp International, an alternative investment firm in London. From 2010 to 2011, he served as Executive Vice President and President of Kenmore Craftsman & Diehard for Sears Holdings Corporation (“Sears”). Prior to that, from 2009 to 2010, he served as Executive Vice President, Operating & Support Businesses at Sears. From 1991 to 2008, Mr. Freidheim served in several roles at Lehman Brothers, the most recent of which was Chief Administrative Officer and Executive Vice President. In addition, he currently serves, or has served, on several boards, including N+W Global Vending (Milan, Italy), Icopal (Herlev, Denmark), GL Education (London, England) and Lands’ End (Dodgeville, WI, USA). Mr. Freidheim currently serves, or has served, on a number of not-for-profit boards.
In 2005, he was named a Young Global Leader by the World Economic Forum and was a member of the WEF’s inaugural Global Agenda Council. Mr. Freidheim holds a BA from Northwestern University and a Master’s degree in Management with concentration in Finance from Northwestern’s Kellogg School of Management.

Eli Muraidekh
has served as our Chief Financial Officer and as a member of our board of directors since our inception. Since 2014, Mr. Muraidekh has served as the Founder, Chief Executive Officer and Chief Investment Officer, and as a director, of Telamon Capital LLP. Prior to this, from 2009 to 2014, Mr. Muraidekh served as Executive Board Director, Investment Committee Member and Investment Director at Windmill Hill Asset Management, a financial services company. While there, Mr. Muraidekh managed the assets of the philanthropic foundations of Lord Jacob Rothschild totaling over $2.0 billion. He invested across multiple asset classes globally, ranking the endowment in the top five percentile of over 400 endowments tracked by Cambridge Associates. Previously, Mr. Muraidekh was Executive Director of the Value Recovery Fund at Blue Bay Asset Management. Prior to that, Mr. Muraidekh was Co-Founder of
Elwin Capital Partners and Executive Director at Goldman Sachs. Mr. Muraidekh has also worked at McKinsey in London and Morgan Stanley in New York. Mr. Muraidekh holds a BA in Economics summa cum laude
 from Yale University, where he graduated first in his class, and an MBA with distinction from the Harvard Business School.
John M. Basnage de Beauval
has served as our General Counsel and Secretary since our inception. Since April 2020, he has served as Managing Director of Full Circle Capital Limited. From February 2018 to March 2020, Mr. Basnage de Beauval served as Founder and Managing Partner of Anthem Legal Services LLC, an advisory firm that provided legal and commercial advice to financial institutions and other companies. Prior to joining Full Circle Capital, Mr. Basnage de Beauval co-founded
and was a partner at Epena Law from October 2019 to March 2020, where he provided legal advice in connection with structuring private equity investments in
Sub-Saharan
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
Xavier Rolet, KBE
has served on our board of directors as an independent director since the closing of our initial public offering. From January 2019 to January 2020, Mr. Rolet served as Chief Executive Officer of CQS, a global hedge fund. Previously, from 2009 to 2018, Mr. Rolet was the Chief Executive Officer of the London Stock Exchange (“LSE”). Mr. Rolet was named as one of the 100 Best CEOs in the World in the 2017 Harvard Business Review. In his decade at the helm of the LSE, the LSE’s market valuation rose from £800 million to more than £15 billion. He is currently the Chairman and Chief Executive Officer of World Quantum Growth Acquisition Corp., a member of the Board of Overseers of Columbia Business School, a member of the Board of Directors of the Saudi Stock Exchange (Tadawul), an External Director – Portfolio Companies of the Public Investment Fund (PIF), an Expert Adviser to the Shanghai Institute of Finance for the Real Economy (SIFRE), a Member of the Senior Advisory Board at Towerbrook Capital Partners LP, and a Founder and Director of a number of other privately held companies. He has held various senior positions in the financial services industry throughout his career, including Chief Executive Officer of Banque Lehman Brothers in
Paris; co-head of
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
Partner of Lagardère Group. Previously, he was Chief Financial Officer of Lagardère Group, Executive Vice President of Grolier Inc., and Chief Financial Officer of the publisher Hachette Livre, following his active role in the financial and legal restructuring of the Lagardère Group where he oversaw the merger of Matra with Hachette. Mr. D’Hinnin is also a board member of EDENRED, a French corporate services company, Technicolor, a French technology company, and Louis Delhaize SA, a Belgium private retail group. Mr. D’Hinnin was formerly a board member of PRISA, the world’s Spanish and Portuguese media group, and EADS-Airbus, the Deputy Chairman of the Supervisory Board of Canal+ France, Vice Chairman at Atari, and he sat on the Strategic Council at PricewaterhouseCoopers France. Mr. D’Hinnin has also held board positions at Marie Claire Album, Holding Evelyne Prouvost, Editions Amaury, and Le Monde. Mr. D’Hinnin received his undergraduate degree from École Normale Supérieure (in classical culture) and a graduate degree from Ecole Nationale d’Administration.

I. Martin Pompadur
has served on our board of directors as an independent director since the closing of our initial public offering. Mr. Pompadur is currently an investor and advisor to various companies, and a board member of Nexstar Media Group, Inc., Chicken Soup for the Soul Entertainment, Inc., and Troika Media Group all of which are publicly traded companies. Previously, from 2009 to 2016, he served as Global Vice Chairman, Media and Entertainment at Macquarie Capital, an investment bank and financial services company. From June 1998 to November 2008, Mr. Pompadur held several positions at News Corporation, a multinational mass media corporation, including Executive Vice President of News Corporation, President of News Corporation Eastern and Central Europe and a member of News Corporation’s Executive Management Committee. In January 2000, Mr. Pompadur was appointed Chairman of News Corporation Europe. In 1985, as advisor to News Corporation, Mr. Pompadur helped acquire for News Corporation the Metromedia television station group and wrote the business plan for the start-up of
the Fox Television Network. From 1982 to April 2007, Mr. Pompadur was Chairman and Chief Executive Officer of RP Media Management which operated 12 television stations, 25 radio stations and numerous cable television systems totaling 500,000 subscribers. From 1977 to 1982, Mr. Pompadur served as President of Ziff Corporation, then a holding company for Ziff-Davis Publishing Company. Prior to that, from 1960 to 1977, Mr. Pompadur worked at ABC, Inc. where he held several positions, including General Manager of the Television Network, Vice President of the Broadcast Division, President of the Leisure Activities Group and Vice President of ABC, Inc. Mr. Pompadur was also previously a Managing General Partner at Northeastern Television Investors LP and was Chairman and Chief Executive Officer of GP Station Partners and of Multivision Cable TV. Mr. Pompadur previously served as a director of IMAX Corporation and Truli Media Group, Inc., both publicly traded companies, and as a director of ABC. Inc, BSkyB, Sky Italia, Premier World, Fox Kids Europe, Metromedia International and Elong. Mr. Pompadur holds a BA from Williams College and a law degree from the University of Michigan Law School.
Isabelle Amiel Azoulai
has served on our board of directors as an independent director since the closing of our initial public offering. Ms. Azoulai was
Co-Founder
and Managing Partner at La Maison SA, a private equity and venture capital investment group formed in 2014, where she led more than 50 direct technology-focused investments in Israel, the United States, Europe and China. Ms. Azoulai also serves as the personal advisor to several ultra-high net worth European entrepreneurs. From 2014 to 2019, Ms. Azoulai was also a Senior Banker and Partner at Banque Leonardo, SA, a banking company. Ms. Azoulai was formerly an investment partner at Credit Suisse, where she managed the Ultra High Net Worth Individuals department. Prior to that, she managed the investment consulting department of Credit Suisse Private Banking in Paris. Ms. Azoulai is a founding member of the benefit committee of Institut Imagine, the French institute for genetic diseases. Ms. Azoulai holds a Master’s degree in Business from Lincoln International Business School.
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
Number and Terms of Office of Officers and Directors
Our board of directors consists of eight members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. Isabelle Amiel Azoulai and Mikael Breuer-Weil, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Eli Muraidekh, Dominique D’Hinnin and I. Martin Pompadur, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Makram Azar, Scott Freidheim and Xavier Rolet, KBE, will expire at the third annual meeting of stockholders.

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
section.
Audit Committee
The members of our audit committee are Messrs. Breuer-Weil and Pompadur and Ms. Amiel Azoulai. Mr. Breuer-Weil serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Breuer-Weil qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
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
ITEM 11. EXECUTIVE COMPENSATION
Executive Officer and Director Compensation
None of our officers, directors or members of our strategic advisory group has received any cash compensation for services rendered to us. We pay an affiliate of our Sponsor for administrative, research, transaction and other support services provided to us in the amount of up to $10,000 per month, until December 22, 2022. In addition, for the three and twelve months ended December 31, 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $9,313 and $108,476, respectively which are included in general and administrative expenses in the accompanying condensed statement of operations. No compensation of any kind, including finder’s and consulting fees, will be paid by us to our initial stockholders, officers, directors or members of our strategic advisory group, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to our initial stockholders, officers, directors, members of our strategic advisory group or their affiliates which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our initial stockholders, officers or directors, or our or their affiliates.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
Golden Falcon Sponsor Group, LLC (4)	8,445,000	19.6%
Makram Azar (4)	8,445,000	19.6%
Scott J. Freidheim (4)	8,445,000	19.6%
Eli Muraidekh	—	—
John M. Basnage de Beauval	—	—
Xavier Rolet, KBE	36,000	*
Dominique D’Hinnin	36,000	*
I. Martin Pompadur	36,000	*
Isabelle Amiel Azoulai	36,000	*
Mikael Breuer-Weil	36,000	*
All executive officers and directors as a group (9 individuals)	8,625,000	20.0%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(5)	Approximate Percentage of Outstanding Class A Common Stock(6)
Aristeia Capital, L.L.C. (7)	1,750,000	5.1%
Senator Investment Group LP (8)	2,000,000	5.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Golden Falcon Acquisition Corp., 850 Library Avenue, Suite 204, Newark, Delaware 19711.

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
(7)
According to a Schedule 13G/A filed with the SEC on February 14, 2022 by Aristeia Capital, L.L.C., which serves as the investment manager of, and has sole voting and dispositive power with respect to these securities held by one or more private investment funds. The business address of this stockholder is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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
Commencing on December 18, 2020, we reimburse Full Circle Capital Services Limited, an affiliate of our Sponsor, for certain administrative, research, transaction and other support services provided to us in the total amount of up to $10,000 per month, through December 22, 2022 or the earlier of completion of our initial business combination and our liquidation.
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
Our Sponsor lent us an aggregate of $177,225 in connection with the expenses of our initial public offering, pursuant to the terms of an unsecured promissory note, which was subsequently repaid on December 23, 2020 and December 28, 2020.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest
basis as may be required. If we complete our initial business combination, we may repay such lent amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such lent amounts but no proceeds from our trust account would be used to repay such lent amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as described elsewhere in relation to the Convertible Note, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, officers, directors or their affiliates as we do not believe third parties will be willing to lend such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
On September 13, 2021, our sponsor agreed to lend us an aggregate of up to $1,000,000 pursuant to the Convertible Note. The Convertible Note is non-interest
bearing and payable upon consummation of our initial business combination. At our sponsor’s discretion, the Convertible Note may be converted into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. At December 31, 2021, there was $320,111 of borrowings under the Convertible Note leaving $679,889 available to us. We subsequently drew an additional $150,000 on the Convertible Note on January 31, 2022 bringing the total balance withdrawn on the Convertible Note to $470,111, leaving $529,889 available to us.
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

Related Party Policy
Following our initial public offering, we adopted a written Related Party Transactions Policy that requires all future related party transactions to be reviewed by our audit committee in accordance with the procedures set forth in such policy. Related party transactions are defined as transactions in which (i) the company was or is to be a participant; (ii) the amount involved exceeds $120,000; and (iii) a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director, executive officers or any person who has served in any of such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; and (iii) any immediate family member of any of the foregoing. In reviewing related party transactions, the audit committee considers, among other factors, whether the terms of the related party transaction are fair to the company and on the same basis as would apply if the transaction did not involve a related party. Any member of the audit committee who has an interest in the transaction under discussion will abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the related party transaction.
The transactions discussed above that occurred prior to our initial public offering were not reviewed, approved or ratified in accordance with our Related Party Transactions Policy.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Quarterly Reports on Form
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020 totaled $103,661 and $76,125, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020.
Tax Fees
. We engaged Marcum for tax compliance services totaling $6,500 and $0 for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, respectively.
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

(2) Financial Statements Schedule
None.
(3) Exhibits:
The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Bylaws.

4.1 (2)	Specimen Unit Certificate.

4.2 (2)	Specimen Class A Common Stock Certificate.

4.3 (2)	Specimen Warrant Certificate.

4.4 (1)	Warrant Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

4.5 (3)	Description of Securities of the Registrant.

10.1 (2)	Promissory Note, dated September 2, 2020, issued to Golden Falcon Sponsor Group, LLC.

10.2 (2)	Subscription Agreement, dated September 2, 2020, between the Registrant and Golden Falcon Sponsor Group, LLC.

10.3 (1)	Letter Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.4 (1)	Letter Agreement, dated December 17, 2020, between the Company and each of the executive officers and directors of the Company.

10.5 (1)	Investment Management Trust Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

10.6 (1)	Registration Rights Agreement, dated December 17, 2020, among the Company, Golden Falcon Sponsor Group, LLC and certain securityholders.

10.7 (1)	Private Placement Warrants Purchase Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.8 (1)	Administrative Services Agreement, dated December 17, 2020, between the Company and Full Circle Capital Services Limited.

10.9 (1)	Form of Indemnity Agreement.

10.10 (4)	Promissory Note dated September 13, 2021.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Label Document.

101.PRE*	Inline XBRL Definition Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the SEC on December 22, 2020.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-251058), filed with the SEC on December 1, 2020.
(3)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-39816), filed with the SEC on March 31, 2021.
(4)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39816), filed with the SEC on November 16, 2021.
ITEM 16. FORM
10-K
SUMMARY
None

GOLDEN FALCON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Golden Falcon Acquisition Corp
.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Golden Falcon Acquisition Corp
.
(the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and the period from August 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020
.
New York, NY
March 31, 2022

GOLDEN FALCON ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$11,880	$990,870
Prepaid expenses	194,875	543,350

Total Current Assets	206,755	1,534,220
Cash and marketable securities held in Trust Account	345,170,839	345,009,370

TOTAL ASSETS	$345,377,594	$346,543,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$258,427	$71,510
Non-current Liabilities:
Convertible promissory note – related party, at fair value	259,600	—
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	16,458,810	37,394,500

Total Liabilities	29,051,837	49,541,010

Commitments and Contingencies
Class A common stock subject to possible redemption; 34,500,000 shares at redemption value at December 31, 2021 and 2020	345,000,000	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020	863	863
Accumulated deficit	(28,675,106)	(47,998,283)

Total Stockholders’ Deficit	(28,674,243)	(47,997,420)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,377,594	$346,543,590

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from August 24, 2020 (inception) through December 31, 2020
Formation and operational costs	$1,834,493	$81,585

Loss from operations	(1,834,493)	(81,585)

Other income (loss):
Interest income - bank	—	1
Interest earned on marketable securities held in Trust Account	155,704	5,916
Unrealized gain on marketable securities held in Trust Account	5,765	3,454
Change in fair value of convertible promissory note – related party	60,511	—
Fair value of warrant liability in excess of proceeds received in Private Placement	—	(890,000)
Transaction costs incurred in connection with IPO	—	(1,069,399)
Change in fair value of warrant liabilities	20,935,690	(8,629,500)

Net income (loss)	$19,323,177	$(10,661,113)

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	2,609,244

Basic and diluted net income (loss) per share, Class A common stock	$0.45	$(1.05)

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	7,585,084

Basic and diluted net income (loss) per share, Class B common stock	$0.45	$(1.05)

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM AUGUST 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – August 24, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Re-Measurement for Class A common stock to redemption amount	—	—	—	—	(24,137)	(37,337,170)	(37,361,307)
Net loss	—	—	—	—	—	(10,661,113)	(10,661,113)

Balance – December 31, 2020	—	$—	8,625,000	$863	$—	$(47,998,283)	$(47,997,420)
Net income	—	—	—	—	—	19,323,177	19,323,177

Balance – December 31, 2021	—	$—	8,625,000	$863	$—	$(28,675,106)	$(28,674,243)

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For The Period from August 24, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$19,323,177	$(10,661,113)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(20,935,690)	8,629,500
Transaction costs incurred in connection with IPO	—	1,069,399
Fair value of warrant liabilities in excess of proceeds received in Private Placement	—	890,000
Change in fair value of convertible promissory note	(60,511)	—
Interest earned on marketable securities held in Trust Account	(155,704)	(5,916)
Unrealized gain on marketable securities held in Trust Account	(5,765)	(3,454)
Changes in operating assets and liabilities:
Prepaid expenses	348,475	(543,350)
Accounts payable and accrued expenses	186,917	71,510

Net cash used in operating activities	(1,299,101)	(553,424)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	8,900,000
Proceeds from promissory note—related party	—	177,225
Repayment of promissory note – related party	—	(177,225)
Proceeds from convertible promissory note—related party	320,111	—
Payment of offering costs	—	(480,706)

Net cash provided by financing activities	320,111	346,544,294

Net Change in Cash	(978,990)	990,870
Cash – Beginning of period	990,870	—

Cash – End of period	$11,880	$990,870

Non-Cash I nvesting and F inancing activities:
Re-Measurement of Class A common stock to redemption amount	—	37,361,307

Deferred underwriting fee payable	—	12,075,000

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below), along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the convertible promissory note. Golden Falcon Sponsor Group, LLC (the “Sponsor”) may provide additional funds to the Company for working capital purposes for identifying and performing due diligence on potential targets for a Business Combination. Based on the foregoing, on September 13, 2021, the Company issued a convertible promissory note for working capital purposes in the amount of
$1,000,000 with a warrant conversion option (see Note 5).
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
Transaction costs amounted to $19,455,706, consisting of $6,900,000 of underwriting fees, net of reimbursement, $12,075,000 of deferred underwriting fees and $480,706 of other offering costs.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There have been no amounts withdrawn from the interest earned on the Trust Account to pay the Company’s franchise tax.
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
Liquidity and Capital Resources; Going Concern
As of December 31, 2021, the Company had $11,880 in its operating bank accounts, $345,170,839 in marketable securities held in the Trust Account to be used for a Business Combination
,
or to repurchase or redeem

its

stock in connection therewith
,
and working capital of $
91,547
, which excludes franchise taxes payable of $
143,219
 and
 $
56,830

of franchise taxes paid and not yet reimbursed from the Trust Account. As of December 31, 2021, approximately $170,839 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers . The Sponsor may, but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $320,111 under the convertible promissory note as of December 31, 2021, leaving $679,889 available to the Company. The Company subsequently drew down an additional $150,000 on the convertible promissory note on January 31, 2022 bringing the total balance withdrawn on the convertible promissory note to $470,111, leaving $529,889 available to the Company. There can be no assurance that the Company will be able to obtain additional financing, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, the Company has until December 22, 2022 to consummate a Business Combination. If a Business Combination is not consummated by this date, or its stockholders have not approved an extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 22, 2022, and may seek an extension, it is uncertain that the Company will be able to consummate a Business Combination, or obtain an extension, by this time. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the private placement warrant liabilities as well as the fair value of the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Convertible Promissory Note – Related Party
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value of was initially estimated principally using a binomial lattice simulation approach (see Note 10).
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital, to the extent available and accumulated deficit.
At December 31, 2021 and 2020, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Proceeds allocated to Public Warrants	(18,975,000)
Class A common stock issuance costs	(18,386,307)
Plus:
Re-measurement of carrying value to redemption amount	37,361,307

Class A common stock subject to possible redemption	$345,000,000

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Net Income (Loss) Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per common share.
Re-measurement
associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of December 31, 2021, there are currently 34,500,000 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 24, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$15,458,542	$3,864,635	$(2,728,718)	$(7,932,395)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	2,609,244	7,585,084

Basic and diluted net income (loss) per common share	$0.45	$0.45	$(1.05)	$(1.05)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities and convertible promissory note (see Note 10).
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06—
“Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)”,
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The amount by which the initial fair value of the Private Placement Warrants exceeded the aggregate purchase price has been included in the accompanying statement of operations for the period from August 24, 2020 (inception) through December 31, 2020.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On September 2, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In December 2020, the Company effected a 1,437,500 stock dividend, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on December 22, 2020, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $0 in fees for these services, respectively.

In addition, for the three and twelve months ended December 31, 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $9,313 and $108,476, respectively which are included in general and administrative expenses in the accompanying condensed statement of operations.
Due from Sponsor
At the closing of the Initial Public Offering on December 22, 2020, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,000,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on December 23, 2020.
Promissory Note — Related Party
On September 2, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2020 or (i) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $177,225 was repaid after the closing of the Initial Public Offering prior to December 31, 2020. As of December 31, 2021 and 2020, there was no outstanding balance under the Promissory Note. Borrowings under the Promissory Note are no longer available.
Convertible Promissory Note – Related Party
On September 13
, 2021
, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to the convertible promissory note. The convertible promissory note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of

$
1.00
per warrant. The warrants would be identical to the Private Placement Warrants. At December
31
,
2021
, there was $
320,111

of outstanding borrowings under the convertible promissory note. The convertible promissory note was valued using the fair value method. The fair value of the note as of December 31, 2021, was
 $
259,600
, which resulted in a change in fair value of the convertible promissory note of $
60,511
recorded in the statement of operations for the year ended December
31
,
2021
(see Note
10)
.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
NOTE 6. COMMITMENTS AND CONTINGENCIES
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 34,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption, and are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.
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
However, in no event will the conversion rate be less than one-for-one.
NOTE 8. WARRANT LIABILITIES
As of December 31, 2021, there were 17,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021, there were 8,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. INCOME TAX
The Company’s net deferred tax assets at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$26,028	$17,133
Startup/Organization Expenses	345,450	—
Unrealized gain on marketable securities held in Trust Account	(4,978)	(1,968)

Total deferred tax assets, net	366,500	15,165
Valuation Allowance	(366,500)	(15,165)

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision (benefit) for the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020 consists of the following:

	Year Ended December 31, 2021	For the period from August 24, 2020 (inception) through December 31, 2020
Federal
Current	$—	$—
Deferred benefit	(351,335)	(15,165)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	351,335	15,165

Income tax provision	$—	$—

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

As of December 31, 2021 and 2020, the Company had $123,943 and $
81,584 of U.S. federal net operating loss carryovers available to offset future taxable income. These net operating loss carryovers do not expire and may offset up to 80% of taxable income in any given year.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from August 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $351,335 and $15,165, respectively.
On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrant liabilities	(22.75)%	(17.00)%
Change in fair value of Convertible Promissory Note	(0.07)%	0.00%
Transaction costs incurred in connection with IPO	0.00%	(2.10)%
Fair value of warrant liability in excess of proceeds from Private Placement	0.00%	(1.80)%
Change in valuation allowance	1.82%	(0.10)%

Income tax provision	0.00%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns since inception remain open to examination by the taxing authorities.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$345,170,839	1	$345,009,370
Liabilities:
Warrant liabilities—Public Warrants	1	10,857,150	3	$24,667,500
Warrant liabilities—Private Placement Warrants	2	5,601,660	3	$12,727,000
Convertible promissory note – related party	3	259,600		—
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Warrants were initially valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice simulation model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the warrants from the Units, which occurred on February 8, 2021, the close price of the Public Warrants on the New York Stock Exchange was used as the primary input to the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at the initial measurement date of December 22, 2020 and December 31, 2020:

	December 22, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.42%	0.41%
Term (years)	5	5
Trading days per year	252	252
Expected volatility	19.9%	22.9%
Exercise price	$11.50	$11.50
Stock Price	$9.53	$9.68
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$12,727,000	$24,667,500	$37,394,500
Change in fair value	(6,408,000)	—	(6,408,000)
Transfer to Level 1 (transferred February 8, 2021)	—	(24,667,500)	(24,667,500)

Fair value as of March 31, 2021	6,319,000	—	6,319,000
Change in fair value	1,958,000	—	1,958,000

Fair value as of June 30, 2021	8,277,000	—	8,277,000
Change in fair value	(2,759,000)	—	(2,759,000)
Transfer to Level 2 (transferred June 30, 2021)	(5,518,000)	—	(5,518,000)

Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The estimated fair value of the convertible promissory note was based on the following significant inputs:

December 31, 2021
Risk-free interest rate	1.30%
Time to Expiration (in years)	$5.48
Expected volatility	13.0%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$9.78
Probability of transaction	75.00%
The following table presents the initial valuation of the convertible promissory note as of September 13, 2021:

September 13, 2021
Risk-free interest rate	$1.03%
Time to Expiration (in years)	$5.78
Expected volatility	13.7%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$9.71
Probability of transaction	75.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2021	$—
Proceeds received through convertible promissory note	320,111
Change in fair value	(60,511)

Fair value as of December 31, 2021	$259,600

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during year ended December 31, 2021 for the convertible promissory note.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company notes that an additional drawdown on the Convertible Promissory Note was made as of January 31, 2022 for $150,000 bringing the total balance withdrawn on the note to $470,111. Other than this, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Falcon Acquisition Corp.

Dated: March 31, 2022	By:	/s/ Makram Azar
Makram Azar
Chief Executive Officer

Dated: March 31, 2022	By:	/s/ Eli Muraidekh
Eli Muraidekh
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2022.

Signatures	Capacity in Which Signed

/s/ Makram Azar	Chief Executive Officer
Makram Azar	(Principal Executive Officer)

/s/ Scott J. Freidheim	Chairman
Scott J. Freidheim

/s/ Eli Muraidekh	Chief Financial Officer
Eli Muraidekh	(Principal Financial and Accounting Officer)

/s/ Xavier Rolet, KB E	Director
Xavier Rolet, KBE

/s/ Dominique D’Hinnin	Director
Dominique D’Hinnin

/s/ I. Martin Pompadu r	Director
I. Martin Pompadur

/s/ Isabelle Amiel Azoulai	Director
Isabelle Amiel Azoulai

/s/ Mikael Breuer-Weil	Director
Mikael Breuer-Weil