Form 10-Q
period 2022-03-31
Golden Falcon Acquisition Corp.
filed 2022-05-16
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
As of May 16, 2022, there were
34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN FALCON ACQUISITION CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GOLDEN FALCON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$215,372	$11,880
Prepaid expenses	141,751	194,875

Total Current Assets	357,123	206,755
Cash and marketable securities held in Trust Account	345,411,246	345,170,839

TOTAL ASSETS	$345,768,369	$345,377,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$496,402	$258,427
Non-current Liabilities:
Convertible promissory note – related party, at fair value	288,100	259,600
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	7,060,500	16,458,810

Total Liabilities	19,920,002	29,051,837

Commitments and Contingencies
Class A common stock subject to possible redemption; 34,500,000 shares at redemption value at March 31, 2022 and December 31, 2021	345,161,196	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Accumulated deficit	(19,313,692)	(28,675,106)

Total Stockholders’ Deficit	(19,312,829)	(28,674,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,768,369	$345,377,594

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operational costs	$387,608	$959,946

Loss from operations	(387,608)	(959,946)
Other income (loss):
Interest earned on marketable securities held in Trust Account	174,761	63,112
Unrealized gain (loss) on marketable securities held in Trust Account	65,646	(1,722)
Change in fair value of Convertible note	132,122	—
Change in fair value of warrant liabilities	9,398,310	18,828,000

Total Other income, net	9,770,839	18,889,390

Net income	$9,383,232	$17,929,444

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000

Basic and diluted net income per share, Class A common stock	$0.22	$0.42

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000

Basic and diluted net income per share, Class B common stock	$0.22	$0.42

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance—January 1, 2022	—	$—	8,625,000	$863	$(28,675,106)	$(28,674,243)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(161,196)	(161,196)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	139,378	139,378
Net income	—	—	—	—	9,383,232	9,383,232

Balance—March 31, 2022	—	$—	8,625,000	$863	$(19,313,692)	$(19,312,829)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance—January 1, 2021	—	$—	8,625,000	$863	$(47,998,283)	$(47,997,420)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(20,761)	(20,761)
Net income	—	—	—	—	17,929,444	17,929,444

Balance—March 31, 2021	—	$—	8,625,000	$863	$(30,089,600)	$(30,088,737)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$9,383,232	$17,929,444
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,398,310)	(18,828,000)
Change in fair value of convertible promissory note	(132,122)	—
Interest earned on marketable securities held in Trust Account	(174,761)	(63,112)
Unrealized loss (gain) on marketable securities held in Trust Account	(65,646)	1,722
Changes in operating assets and liabilities:
Prepaid expenses	53,124	185,153
Accounts payable and accrued expenses	237,975	708,262

Net cash used in operating activities	(96,508)	(66,531)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	—

Net cash provided by financing activities	300,000	—

Net Change in Cash	203,492	(66,531)
Cash—Beginning of period	11,880	990,870

Cash—End of period	$215,372	$924,339

Non-cash Investing and Financing Activities:
Remeasurement for Class A common stock to redemption amount	161,196	20,761

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below), along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the convertible promissory note. Golden Falcon Sponsor Group, LLC (the “Sponsor”) may provide additional funds to the Company for working capital purposes for identifying and performing due diligence on potential targets for a Business Combination. Based on the foregoing, on September 13, 2021, the Company issued a convertible promissory note for working capital purposes in the amount of $1,000,000 with a warrant conversion option (see Note 5).
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
MARCH 31, 2022

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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(COVID-19)
as a pandemic which continues to spread throughout the United States and the World. As of the date the condensed financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Liquidity and Capital Resources; Going Concern
As of March 31, 2022, the Company had $215,372 in its operating bank accounts, $345,411,246 in marketable securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and working capital of $53,940, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for franchise taxes payable of $250,050. As of March 31, 2022, $411,246 of the amount on deposit in the Trust Account represented interest income, $65,646 of which was recorded as an unrealized gain. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. As of March 31, 2022, no amounts were withdrawn from the Trust account to pay the Company’s tax obligations.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $620,111 under the convertible promissory note as of March 31, 2022, which includes drawdowns of $150,000 on January 31, 2022 and $150,000 on March 31, 2022. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in the Form
10-K.
The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the public and private placement warrant liabilities as well as the fair value of the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Convertible Promissory Note—Related Party
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the note and fair value at each drawdown date are recognized as either an expense in the condensed statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the convertible promissory note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

classification under ASC 815, including whether the warrants are indexed to the Company’s own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units on February 8, 2021, is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value of the private placement warrants was initially estimated principally using a binomial lattice simulation approach (see Note 9).
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital, to the extent available and accumulated deficit. Changes in the carrying value of redeemable Class A common stock due to interest earned on the Trust Account resulted in charges against additional paid-in capital, to the extent available and accumulated deficit.
At December 31, 2021 and December 31, 2020, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Proceeds allocated to Public Warrants	(18,975,000)
Class A common stock issuance costs	(18,386,307)
Plus:
Re-measurement of carrying value to redemption amount	37,361,307
Class A common stock subject to possible redemption – December 31, 2021	$345,000,000
At March 31, 2022, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption – January 1, 2022	$345,000,000
Plus:
Re-measurement of carrying value to redemption amount	161,196
Class A common stock subject to possible redemption – March 31, 2022	$345,161,196
Income Taxes
The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. For interim periods, the Company’s income tax expense or benefit related to ordinary income is computed at an estimated annual effective income tax rate, and the income tax expense or benefit related to all other items is individually computed and recognized when the items occur.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and a measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences related to the warrant liabilities.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

On March 27, 2020, the CARES Act was enacted in response to
the COVID-19
pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have an impact on the condensed financial statements.
Net Income Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income per common share.
Re-measurement
associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of March 31, 2022 and March 31, 2021, there were 34,500,000 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$7,506,586	$1,876,646	$14,343,555	$3,585,889
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income per common share	$0.22	$0.22	$0.42	$0.42
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note (see Note 9).

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

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
815-40)
(“ASU2020-06”)”,
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that
ASU2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The amount by which the initial fair value of the Private Placement Warrants exceeded the aggregate purchase price was included in the statement of operations for the period from August 24, 2020 (inception) through December 31, 2020.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on December 22, 2020, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, administrative fees were $30,000
. In addition, for the three months ended March 31, 2022 and 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $
0 and $25,737, respectively which are included in general and administrative expenses in the accompanying condensed statement of operations.
Convertible Promissory Note—Related Party
On September 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to the convertible promissory note. The convertible promissory note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022, there was $620,111 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The change in the fair value of the note recorded in the statement of operations for the three months ended March 31, 2022 was $132,122 resulting in a fair value of the convertible note of $288,100 (see Note 9).

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021 no amount was outstanding under the Working Capital Loans other than the amounts discussed under the Convertible Promissory note above.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption, and are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

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
As of March 31, 2022 and December 31, 2021, there were 8,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,411,246	1	$345,170,839
Liabilities:
Warrant liabilities—Public Warrants	1	4,657,500	1	$10,857,150
Warrant liabilities—Private Placement Warrants	2	2,403,000	2	$5,601,660
Convertible promissory note– related party	3	288,100	3	$259,600
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Warrants were initially valued as of the Initial Public Offering date using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice simulation model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the warrants from the Units, which occurred on February 8, 2021, the close price of the Public Warrants on the New York Stock Exchange was used as the primary input to the fair value of the Public Warrants as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2022

The estimated fair value of the convertible promissory note was based on the following significant inputs:

	December 31, 2021	March 31, 2022
Risk-free interest rate	1.30%	2.40%
Time to Expiration (in years)	$5.48	$5.67
Expected volatility	13.0%	8.8%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$9.78	$9.81
Probability of transaction	75.00%	45.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2022	$259,600
Borrowing as of January 31, 2022	150,000
Borrowing as of March 31, 2022	150,000
Proceeds received in excess of initial fair value of convertible promissory note	(139,378)
Change in fair value	(132,122)

Fair value as of March 31, 2022	$288,100
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the convertible promissory note.
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
(the “Quarterly Report”) to “we,” “us” or the “Company” refer to Golden Falcon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Golden Falcon Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Form
10-K”)
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022, as well as Item 1A, Part II of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account, along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the Convertible Note. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $9,383,232, which consists of interest earned on marketable securities held in the trust account of $174,761, unrealized gain on marketable securities held in the trust account of $65,646, change in fair value of convertible promissory note – related party of $132,122 and change in fair value of warrant liabilities of $9,398,310, partially offset by formation and operational costs of $387,608.
For the three months ended March 31, 2021, we had a net income of $17,929,444, which consists of interest earned on marketable securities held in the trust account of $63,112 and change in fair value of warrant liabilities of $18,828,000, partially offset by formation and operational costs of $959,946 and unrealized loss on marketable securities held in the trust account of $1,722.
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
For the three months ended March 31, 2022, net cash used in operating activities was $96,508. Net income of $9,383,232 was affected by the change in fair value of warrant liabilities of $9,398,310, change in fair value of convertible promissory note – related party of $132,122, interest earned on marketable securities held in trust account of $174,761 and an unrealized gain on marketable securities held in trust account of $65,646. Changes in operating assets and liabilities provided $291,099 of cash from operating activities.
For the three months ended March 31, 2021, net cash used in operating activities was $66,531. Net income of $17,929,444 was affected by the change in fair value of warrant liabilities of $18,828,000, interest earned on marketable securities held in trust account of $63,112 and an unrealized loss on marketable securities held in trust account of $1,722. Changes in operating assets and liabilities provided $893,415 of cash from operating activities.
For the three months ended March 31, 2022, net cash provided by financing activities was $300,000 as a result of the drawdowns on the Convertible Note.
At March 31, 2022 we had cash and marketable securities held in the trust account of $345,411,246 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the trust account.
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
At March 31, 2022, we had cash of $215,372 outside of the trust account and accounts payable and accrued expenses of $351,266. We intend to use the funds held outside the trust account in addition to the remaining amount unborrowed on the Convertible Promissory note of $379,889 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, lend us funds as may be required. If we complete a business combination, we would repay such lent amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such lent amounts but no proceeds from our trust account would be used for such repayment. On September 13, 2021, the Sponsor agreed to lend us an aggregate of up to $1,000,000 pursuant to the Convertible Note (as defined below) for working capital purposes. At March 31, 2022, there was $620,111 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The change in the fair value of the note recorded in the statement of operations for the three months ended March 31, 2022 was $132,122 resulting in a fair value of the convertible note of $288,100 (see Note 9).
Going Concern
As of March 31, 2022, the Company had $215,372 in its operating bank accounts, $345,411,246 in marketable securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and working capital of $53,940, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for franchise taxes payable of $250,050. As of March 31, 2022, $411,246 of the amount on deposit in the Trust Account represented interest income, $64,646 of which was recorded as an unrealized gain. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. As of March 31, 2022, no amounts were withdrawn from the Trust account to pay the Company’s tax obligations.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $620,111 under the convertible promissory note as of March 31, 2022, which includes drawdowns of $150,000 on January 31, 2022 and $150,000 on March 31, 2022. There can be no assurance that the Company will be able to obtain additional financing, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
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

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Note. Using fair value option, the Convertible Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the Convertible Note in the condensed statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income per common share.
Re-measurement
associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of March 31, 2022 and December 31, 2021, there are currently 34,500,000 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the Convertible Note. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06—
“Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)”,
to simplify accounting for certain financial instruments
ASU2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. We are currently assessing the impact, if any, that
ASU2020-06
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
In connection with the preparation of this Quarterly Report, as of March 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form
10-K.
As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form
10-K,
except for the following amended and restated risk factor:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

GOLDEN FALCON ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Makram Azar
	Name:	Makram Azar
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Eli Muraidekh
	Name:	Eli Muraidekh
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)