Form 10-Q
period 2022-06-30
Golden Falcon Acquisition Corp.
filed 2022-08-15
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
(970)

315-2644
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	GFX.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	GFX	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	GFX-WS	The New York Stock Exchange
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of August
15
, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN FALCON ACQUISITION CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GOLDEN FALCON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$85,140	$11,880
Prepaid expenses	94,500	194,875

Total Current Assets	179,640	206,755
Cash and marketable securities held in Trust Account	345,774,665	345,170,839

TOTAL ASSETS	$345,954,305	$345,377,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$813,059	$258,427
Income taxes payable	31,121	—

Total Current Liabilities	844,180	258,427
Non-current Liabilities:
Convertible promissory note – related party, at fair value	273,700	259,600
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	2,353,500	16,458,810

Total Liabilities	15,546,380	29,051,837

Commitments and Contingencies
Class A common stock subject to possible redemption; 34,500,000 shares at redemption value at June 30, 2022 and December 31, 2021	345,366,365	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Accumulated deficit	(14,959,303)	(28,675,106)

Total Stockholders’ Deficit	(14,958,440)	(28,674,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,954,305	$345,377,594

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operational costs	$494,140	$260,702	$881,748	$1,220,648

Loss from operations	(494,140)	(260,702)	(881,748)	(1,220,648)
Other income (expense):
Interest earned on marketable securities held in Trust Account	579,347	14,658	754,108	77,770
Unrealized loss on marketable securities held in Trust Account	(215,929)	(1,243)	(150,283)	(2,965)
Change in fair value of convertible promissory note	14,400	—	146,522	—
Change in fair value of warrant liabilities	4,707,000	(5,753,000)	14,105,310	13,075,000

Other income (expense), net	5,084,818	(5,739,585)	14,855,657	13,149,805
Income (Loss) before provision for income taxes	4,590,679	(6,000,287)	13,973,910	11,929,157
Provision for income taxes	31,121	—	31,121	—

Net income (loss)	$4,559,558	$(6,000,287)	$13,942,789	$11,929,157

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(0.14)	$0.32	$0.28

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.14)	$0.32	$0.28

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	8,625,000	$863	$(28,675,106)	$(28,674,243)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(161,196)	(161,196)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	139,378	139,378
Net income	—	—	—	—	9,383,232	9,383,232

Balance—March 31, 2022	—	—	8,625,000	863	(19,313,692)	(19,312,829)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(205,169)	(205,169)
Net income	—	—	—	—	4,559,558	4,559,558

Balance—June 30, 2022	—	$—	8,625,000	$863	$(14,959,303)	$(14,958,440)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$863	$(47,998,283)	$(47,997,420)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(20,761)	(20,761)
Net income	—	—	—	—	17,929,444	17,929,444

Balance—March 31, 2021	—	—	8,625,000	863	(30,089,600)	(30,088,737)
Net loss	—	—	—	—	(6,000,287)	(6,000,287)

Balance—June 30, 2021	—	$—	8,625,000	$863	$(36,069,126)	$(36,068,263)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$13,942,789	$11,929,157
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,105,310)	(13,075,000)
Change in fair value of convertible promissory note	(146,522)	—
Interest earned on marketable securities held in Trust Account	(754,108)	(77,770)
Unrealized loss on marketable securities held in Trust Account	150,283	2,965
Changes in operating assets and liabilities:
Prepaid expenses	100,375	197,879
Accounts payable and accrued expenses	554,632	730,153
Income taxes payable	31,121

Net cash used in operating activities	(226,740)	(292,616)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	—

Net cash provided by financing activities	300,000	—

Net Change in Cash	73,260	(292,616)
Cash—Beginning of period	11,880	990,870

Cash—End of period	$85,140	$698,254

Non-cash Investing and Financing Activities:
Proceeds received from convertible promissory note in excess of initial fair value	$139,378	$—

Remeasurement for Class A common stock to redemption amount	$366,365	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below), along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the convertible promissory note. Golden Falcon Sponsor Group, LLC (the “Sponsor”) may provide additional funds to the Company for working capital purposes for identifying and performing due diligence on potential targets for a Business Combination. Based on the foregoing, on September 13, 2021, the Company issued a convertible promissory note for working capital purposes in the amount of $1,000,000 with a warrant conversion option (see Note 5).
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
Following the closing of the Initial Public Offering on December 22, 2020, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
JUNE 30, 2022

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
The initial stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or-
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
JUNE 30, 2022

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(COVID-19)
as a pandemic which continues to spread throughout the United States and the World. As of the date the condensed unaudited financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that
COVID-19
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
Liquidity and Capital Resources; Going Concern
As of June 30, 2022, the Company had $85,140 in its operating bank account, $345,774,665 in marketable securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $256,240, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for franchise taxes payable of $249,219. As of June 30, 2022, $774,665 of the amount on deposit in the Trust Account represented interest income, $150,282 of which was recorded as an unrealized loss. Interest income earned on the Trust Account is available to pay the Company’s tax obligations.
As of June 30, 2022, no amounts were withdrawn from the Trust Account to pay the Company’s tax obligations.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $620,111 under the convertible promissory note as of June 30, 2022, which includes drawdowns of $
120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $
150,000 on January 31, 2022
,
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
The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest income is included in interest earned on the marketable securities held in the Trust Account whereas the gains and losses resulting from the change in fair value of the securities held in the Trust Account are included in unrealized gains and losses on marketable securities in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Convertible Promissory Note—Related Party
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC
815-15-25,
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
JUNE 30, 2022

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
At December 31, 2021 and June 30, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Proceeds allocated to Public Warrants	(18,975,000)
Class A common stock issuance costs	(18,386,307)
Plus:
Re-measurement of carrying value to redemption amount	37,361,307

Class A common stock subject to possible redemption – December 31, 2021	$345,000,000

Plus:
Re-measurement of carrying value to redemption amount	366,365

Class A common stock subject to possible redemption – June 30, 2022	345,366,365

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates were 0.22% and 0.00% for the six months ended June 30, 2022 and 2021, respectively, and were 0.68% and 0% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates differ from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, respectively, due to changes in fair value in warrant liability, changes in fair value in convertible promissory note, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

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
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of June 30, 2022 and 2021, there were 34,500,000 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$3,647,646	$911,912	$(4,800,230)	(1,200,057)	$11,154,231	$2,788,558	$9,543,326	$2,385,831
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per common share	$0.11	$0.11	$(0.14)	$(0.14)	$0.32	$0.32	$0.28	$0.28

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.
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
JUNE 30, 2022

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
2020-06
—“Contracts in Entity’s Own Equity (Subtopic
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
JUNE 30, 2022

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
The initial stockholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on December 22, 2020, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, administrative fees were $30,000 and $60,000, respectively. In addition, for the three months ended June 30, 2022 and 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $6,075 and $55,541, respectively. For the six months ended June 30, 2022 and 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $6,075 and $81,278, respectively. Such amounts are included in formation and operational costs in the accompanying condensed statements of operations.
Convertible Promissory Note—Related Party
On September 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to the convertible promissory note. The convertible promissory note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022, there was $620,111 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The advances of $300,000 for the six months ended June 30, 2022 were initially valued at $160,622 whereas the difference of $139,378 was recorded as a credit to stockholders’
deficit
. The change in the fair value of the note recorded in the condensed statements of operations for the three and six months ended June 30, 2022 were $14,400 and $146,522
,
respectively,
resulting in a fair value of the convertible note of $273,700 (see Note 9).

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

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
As of June 30, 2022 and December 31, 2021, no amount was outstanding under the Working Capital Loans other than the amounts discussed under the Convertible Promissory note above.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption, and are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis,20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in a Business Combination). However, in no event will the conversion rate be less than one-for-one.
NOTE 8. WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the reported last reported sale price of the Class A common stock for any 20 trading days within
a30-tradingday
period ending three business days before the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

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
As of June 30, 2022 and December 31, 2021, there were 8,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,774,665	1	$345,170,839
Liabilities:
Warrant liabilities—Public Warrants	1	1,552,500	1	$10,857,150
Warrant liabilities—Private Placement Warrants	2	801,000	2	$5,601,660
Convertible promissory note– related party	3	273,700	3	$259,600
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2022

The estimated fair value of the convertible promissory note was based on the following significant inputs:

	December 31, 2021	June 30, 2022
Risk-free interest rate	1.30%	2.99%
Time to Expiration (in years)	5.48	5.42
Expected volatility	13.0%	5.30%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$9.78	$9.85
Probability of transaction	75.00%	45.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2022	$259,600
Borrowing on January 31, 2022	150,000
Borrowing on March 31, 2022	150,000
Proceeds received in excess of initial fair value of convertible promissory note	(139,378)
Change in fair value	(146,522)

Fair value as of June 30, 2022	$273,700

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the convertible promissory note.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this quarterly report on
Form10-Q
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account, along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the Convertible Note. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $4,559,558, which consists of interest earned on marketable securities held in the trust account of $579,347 and change in fair value of warrant liabilities of $4,707,000, partially offset by formation and operational costs of $494,140, unrealized loss on marketable securities held in the trust account of $215,929, change in fair value of convertible promissory note – related party of $14,400, and provision for income taxes of $31,121.
For the six months ended June 30, 2022, we had a net income of $13,942,789, which consists of interest earned on marketable securities held in the trust account of $754,108, change in fair value of convertible promissory note – related party of $146,522 and change in fair value of warrant liabilities of $14,105,310, partially offset by formation and operational costs of $881,748, unrealized loss on marketable securities held in the trust account of $150,283, and provision for income taxes of $31,121.
For the three months ended June 30, 2021, we had a net loss of $6,000,287, which consists of formation and operational costs of $260,702, unrealized loss on marketable securities held in the trust account of $1,243 and change in fair value of warrant liabilities of $5,753,000, partially offset by interest earned on marketable securities held in the trust account of $14,658.
For the six months ended June 30, 2021, we had a net income of $11,929,157, which consists of interest earned on marketable securities held in the trust account of $77,770 and change in fair value of warrant liabilities of $13,075,000, partially offset by formation and operational costs of $1,220,648 and unrealized loss on marketable securities held in the trust account of $2,965.
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
For the six months ended June 30, 2022, net cash used in operating activities was $226,740. Net income of $13,942,789 was affected by the change in fair value of warrant liabilities of $14,105,310, change in fair value of convertible promissory note – related party of $146,522, interest earned on marketable securities held in trust account of $754,108 and an unrealized gain on marketable securities held in trust account of $150,282. Changes in operating assets and liabilities provided $686,128 of cash from operating activities primarily due to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses.
For the six months ended June 30, 2021, net cash used in operating activities was $292,616. Net income of $11,929,157 was affected by the change in fair value of warrant liabilities of $13,075,000, interest earned on marketable securities held in trust account of $77,770 and an unrealized loss on marketable securities held in trust account of $2,965. Changes in operating assets and liabilities provided $928,032 of cash from operating activities primarily due to an increase in prepaid expenses and an decrease in accounts payable and accrued expenses.
For the six months ended June 30, 2022, net cash provided by financing activities was $300,000 as a result of the drawdowns on the Convertible Note.
At June 30, 2022 we had cash and marketable securities held in the trust account of $345,774,665 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through date of this filing June 30, 2022, we have not withdrawn any interest earned from the trust account.
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
At June 30, 2022, we had cash of $85,140 outside of the trust account, accounts payable and accrued expenses of $813,059, and income taxes payable of $31,121. We intend to use the funds held outside the trust account in addition to the remaining amount unborrowed on the Convertible Promissory note of $379,889 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, lend us funds as may be required. If we complete a business combination, we would repay such lent amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such lent amounts but no proceeds from our trust account would be used for such repayment. On September 13, 2021, the Sponsor agreed to lend us an aggregate of up to $1,000,000 pursuant to the Convertible Note (as defined below) for working capital purposes. At June 30, 2022, there was $620,111 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The advances of $300,000 for the six months ended June 30, 2022 were initially valued at $160,622 whereas the difference of $139,378 was recorded as a credit to stockholders’ deficit. The change in the fair value of the note recorded in the statements of operations for the three and six months ended June 30, 2022 were $14,400 and $146,522, respectively, resulting in a fair value of the convertible note of $273,700.
Going Concern
As of June 30, 2022, the Company had $85,140 in its operating bank account, $345,774,665 in marketable securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $256,240, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for franchise taxes payable of $249,219. As of June 30, 2022, $774,665 of the amount on deposit in the Trust Account represented interest income, $150,282 of which was recorded as an unrealized loss. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. As of June 30, 2022, no amounts were withdrawn from the Trust Account to pay the Company’s tax obligations
.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $620,111 under the convertible promissory note as of June 30, 2022, which includes drawdowns of $120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $150,000 on January 31, 2022, and $150,000 on March 31, 2022. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.
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

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2022.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for certain administrative, research, transaction and other support services. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition for both the three and six months ended June 30, 2022, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $6,075 which is included in general and administrative expenses in the accompanying condensed statement of operations.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form
10-K
for the year ended December 31, 2021, on file with the SEC.

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
In connection with the preparation of this Quarterly Report, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form
10-K.
As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
and our quarterly report on Form
10-Q
for the quarter ended March 31, 2022, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form
10-K
and in our quarterly report on Form
10-Q
for the quarter ended March 31, 2022.

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

GOLDEN FALCON ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Makram Azar
	Name:	Makram Azar
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Eli Muraidekh
	Name:	Eli Muraidekh
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)