Form 10-Q
period 2022-09-30
Golden Falcon Acquisition Corp.
filed 2022-11-14
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
14
,
2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN FALCON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GOLDEN FALCON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$52,037	$11,880
Prepaid expenses	68,500	194,875

Total Current Assets	120,537	206,755
Cash and marketable securities held in Trust Account	346,782,294	345,170,839

TOTAL ASSETS	$346,902,831	$345,377,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,175,377	$258,427
Income taxes payable	173,213	—

Total Current Liabilities	1,348,590	258,427
Non-current Liabilities:
Convertible promissory note – related party, at fair value	246,200	259,600
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	1,569,000	16,458,810

Total Liabilities	15,238,790	29,051,837

Commitments and Contingencies

Class A common stock subject to possible redemption; 34,500,000 shares at redemption value at September 30, 2022 and December 31, 2021	346,660,864	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Accumulated deficit	(14,997,686)	(28,675,106)

Total Stockholders’ Deficit	(14,996,823)	(28,674,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,902,831	$345,377,594

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operational costs	$829,255	$367,297	$1,711,001	$1,587,945

Loss from operations	(829,255)	(367,297)	(1,711,001)	(1,587,945)
Other income (loss):
Interest earned on marketable securities held in Trust Account	1,555,959	39,274	2,310,067	117,044
Unrealized (loss) gain on marketable securities held in Trust Account	110,504	9,879	(39,779)	6,914
Change in fair value of convertible promissory note	27,500	17,900	174,022	17,900
Change in fair value of warrant liabilities	784,500	8,106,500	14,889,810	21,181,500

Other income, net	2,478,463	8,173,553	17,334,120	21,323,358
Income before provision for income taxes	1,649,208	7,806,256	15,623,119	19,735,413
Provision for income taxes	(393,092)	—	(424,213)	—

Net income	$1,256,116	$7,806,256	$15,198,906	$19,735,413

Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income per share, Class A common stock	$0.03	$0.18	$0.35	$0.46

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income per share, Class B common stock	$0.03	$0.18	$0.35	$0.46

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	8,625,000	$863	$(28,675,106)	$(28,674,243)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(161,196)	(161,196)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	139,378	139,378
Net income	—	—	—	—	9,383,232	9,383,232

Balance—March 31, 2022	—	—	8,625,000	863	(19,313,692)	(19,312,829)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(205,169)	(205,169)
Net income	—	—	—	—	4,559,558	4,559,558

Balance—June 30, 2022	—	—	8,625,000	863	(14,959,303)	(14,958,440)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(1,294,499)	(1,294,499)
Net income	—	—	—	—	1,256,116	1,256,116

Balance—September 30, 2022	—	$—	8,625,000	$863	$(14,997,686)	$(14,996,823)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$863	$—	$(47,998,283)	$(47,997,420)
Net income	—	—	—	—	—	17,929,444	17,929,444

Balance—March 31, 2021	—	—	8,625,000	863	—	(30,068,839)	(30,067,976)
Net loss	—	—	—	—	—	(6,000,287)	(6,000,287)

Balance—June 30, 2021	—	—	8,625,000	863	—	(36,069,126)	(36,068,263)
Net income	—	—	—	—	—	7,806,256	7,806,256

Balance—September 30, 2021	—	$—	8,625,000	$863	$—	$(28,262,870)	$(28,262,007)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$15,198,906	$19,735,413
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,889,810)	(21,181,500)
Change in fair value of convertible promissory note	(174,022)	(17,900)
Interest earned on marketable securities held in Trust Account	(2,310,067)	(117,044)
Unrealized loss (gain) on marketable securities held in Trust Account	39,779	(6,914)
Changes in operating assets and liabilities:
Prepaid expenses	126,375	276,912
Accounts payable and accrued expenses	916,950	232,132
Income taxes payable	173,213	—

Net cash used in operating activities	(918,676)	(1,078,901)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax obligations	658,833	—

Net cash provided by investing activities	658,833	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	120,000

Net cash provided by financing activities	300,000	120,000

Net Change in Cash	40,157	(958,901)
Cash—Beginning of period	11,880	990,870

Cash—End of period	$52,037	$31,969

Supplemental Cash Flow Information:
Cash paid for income taxes	$251,000	$—

Cash paid for franchise taxes	279,873	56,831

Non-cash Investing and Financing Activities:
Proceeds received from convertible promissory note in excess of initial fair value	$139,378	$—

Remeasurement for Class A common stock to redemption amount	$1,660,864	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below), along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the convertible promissory note. Golden Falcon Sponsor Group, LLC (the “Sponsor”) may provide additional funds to the Company for working capital purposes for identifying and performing due diligence on potential targets for a Business Combination. Based on the foregoing, on September 13, 2021, the Company issued a convertible promissory note for working capital purposes in the amount of $1,000,000 with a warrant conversion option (see Note 5).
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
SEPTEMBER 30, 2022

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
The initial stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or-pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. As of September 30, 2022, the Company has withdrawn $658,833 from the interest earned on the Trust Account to pay the Company’s franchise and income taxes.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Liquidity and Capital Resources; Going Concern
As of September 30, 2022, the Company had $52,037 in its operating bank account, $346,782,294 in marketable securities held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $1,035,493, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for franchise taxes payable of $19,347 or income taxes payable of $173,213. As of September 30, 2022, $1,782,294 of the amount on deposit in the Trust Account represented interest income, $39,779 of which was recorded as an unrealized loss. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. Through September 30, 2022, $658,833 was withdrawn from the Trust Account to pay the Company’s tax obligations.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $620,111 under the convertible promissory note as of September 30, 2022, which includes drawdowns of $120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $150,000 on January 31, 2022, and $150,000 on March 31, 2022. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.
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
Presentation of Financial Statements – Going Concern, pursuant to its Certificate of Incorporation, the Company has until December 22, 2022 to consummate a Business Combination. The Company plans to hold a meeting in December 2022 to approve an amendment to the Company’s Certificate of Incorporation to allow the Company to extend the date (the “Extension”) for an additional six months, from December 22, 2022 to June 22, 2023 or such earlier date as determined by the Company’s board of directors (the “Extended Date”), in order to consummate a Business Combination. If a Business Combination is not consummated by December 22, 2022, or the Company’s stockholders have not approved the Extension, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before December 22, 2022, or by the Extended Date if the Extension is approved by the Company’s stockholders, it is uncertain that the Company will be able to consummate a Business Combination by December 22, 2022 or that the Company’s stockholders will approve the Extension. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest income is included in interest earned on the marketable securities held in the Trust Account whereas the gains and losses resulting from the change in fair value of the securities held in the Trust Account are included in unrealized gains and losses on marketable securities in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Convertible Promissory Note—Related Party
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
ASC815-15-25,
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital, to the extent available and accumulated deficit. Changes in the carrying value of redeemable Class A common stock due to interest earned on the Trust Account (net of amounts withdrawn to pay taxes and amounts available to pay current tax liabilities) resulted in charges against additional paid-in
capital, to the extent available and accumulated deficit.
At December 31, 2021 and September 30, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$345,000,000
Less:
Proceeds allocated to Public Warrants	(18,975,000)
Class A common stock issuance costs	(18,386,307)
Plus:
Re-measurement of carrying value to redemption amount	37,361,307
Class A common stock subject to possible redemption – December 31, 2021	$345,000,000
Plus:
Re-measurement of carrying value to redemption amount	1,660,864
Class A common stock subject to possible redemption – September 30, 2022	346,660,864

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates were 2.72% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively, and were 23.84% and 0% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rates differ from the statutory tax rate of 21
% for the three and nine months ended September 30, 2022 and 2021, respectively, due to changes in fair value of warrant liability, changes in fair value of convertible promissory note, and the valuation allowance on the deferred tax assets.
While ASC 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on
740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
SEPTEMBER 30, 2022

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
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of September 30, 2022 and 2021, there were 34,500,000 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$1,004,893	$251,223	$6,245,005	1,561,251	$12,159,125	$3,039,781	$15,788,330	$3,947,083
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common share	$0.03	$0.03	$0.18	$0.18	$0.35	$0.35	$0.46	$0.46
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
SEPTEMBER 30, 2022

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
(Subtopic815-40)(“ASU2020-06”)”,
to simplify accounting for certain financial instruments.
ASU2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU2020-06amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU2020-06is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows.
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
SEPTEMBER 30, 2022

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
Administrative Support Agreement
The Company entered into an agreement, commencing on December 22, 2020, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, administrative fees were $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2021, administrative fees were $30,000 and $90,000, respectively. In addition, for the three months and nine months ended September 30, 2022, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amount of $6,075. For the three and nine months ended September 30, 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $17,885 and $99,163, respectively. Such amounts are included in formation and operational costs in the accompanying condensed statements of operations.
Convertible Promissory Note—Related Party
On September 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to the convertible promissory note. The convertible promissory note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2022, there was $620,111 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The advances of $300,000 for the nine months ended September 30, 2022 were initially valued at $160,622 whereas the difference of $139,378 was recorded as a credit to stockholders’ (deficit). The change in the fair value of the note recorded in the condensed statements of operations for the three and nine months ended September 30, 2022, were $27,500 and $174,022, respectively, resulting in a fair value of the convertible note of $246,200. For the three and nine months ended September 30, 2021, the change in fair value of the note recorded in the condensed statements of operations was $17,900, resulting in a fair value of the convertible note of $102,100 (see Note 9).

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no amount was outstanding under the Working Capital Loans other than the amounts discussed under the Convertible Promissory note above.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption, and are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on anas-convertedbasis,20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in a Business Combination). However, in no event will the conversion rate be less than one-for-one.
NOTE 8. WARRANT LIABILITIES
As of September 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2022

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
As of September 30, 2022 and December 31, 2021, there were 8,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$346,782,294	1	$345,170,839
Liabilities:
Warrant liabilities—Public Warrants	1	1,035,000	1	$10,857,150
Warrant liabilities—Private Placement Warrants	2	534,000	2	$5,601,660
Convertible promissory note– related party	3	246,200	3	$259,600
The Warrants are accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The estimated fair value of the convertible promissory note was based on the following significant inputs:

	December 31, 2021	September 30, 2022
Risk-free interest rate	1.30%	4.00%
Time to Expiration (in years)	5.48	5.41
Expected volatility	13.0%	3.7%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$9.78	$9.95
Probability of transaction	75.00%	40.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2022	$259,600
Borrowing on January 31, 2022	150,000
Borrowing on March 31, 2022	150,000
Proceeds received in excess of initial fair value of convertible promissory note	(139,378)
Change in fair value	(146,522)
Fair value as of June 30, 2022	273,700
Change in fair value	(27,500)
Fair value as of September 30, 2022	$246,200
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the convertible promissory note.
The following table presents the changes in the fair value of the Level 3 warrant liabilities:

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $5,518,000. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the nine months ended September 30, 2021 was $24,667,500.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as set forth below:
On November 7, 2022, the
Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting in lieu of annual meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) for an additional six months, from December 22, 2022 to June 22, 2023, or such earlier date as determined by the Board (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). The Company will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the Extended Date.

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

On November 7, 2022, we filed a Preliminary Proxy Statement on Schedule 14A relating to a special meeting in lieu of annual meeting of stockholders of the Company, that is anticipated to be held in December 2022 to approve an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow us to extend the date by which we have to consummate a business combination (the “Extension”) for an additional six months, from December 22, 2022 to June 22, 2023, or such earlier date as determined by our board of directors (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). We will also seek stockholder approval to amend the Investment Management Trust Agreement, dated as of December 17, 2020 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to change the date on which the trustee must commence liquidation of the trust account to the Extended Date (the “Trust Amendment Proposal”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, along with non-operating income or expense related to the change in fair value of the warrant liabilities and the convertible promissory note. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,256,116, which consists of interest earned on marketable securities held in the trust account of $1,555,959, change in fair value of warrant liabilities of $784,500, unrealized gain on marketable securities held in the trust account of $110,504 and change in fair value of convertible promissory note – related party of $27,500, partially offset by formation and operational costs of $829,255 and provision for income taxes of $393,092.

For the nine months ended September 30, 2022, we had a net income of $15,198,906, which consists of interest earned on marketable securities held in the trust account of $2,310,067, change in fair value of convertible promissory note – related party of $174,022 and change in fair value of warrant liabilities of $14,889,810, partially offset by formation and operational costs of $1,711,003, unrealized loss on marketable securities held in the trust account of $39,779, and provision for income taxes of $424,213.

For the three months ended September 30, 2021, we had a net income of $7,806,256, which consists of interest earned on marketable securities held in the trust account of $39,274, unrealized loss on marketable securities held in the trust account of $9,879, change in fair value of convertible promissory note $17,900 and change in fair value of warrant liabilities of $8,106,500, partially offset by formation and operational costs of $367,297.

For the nine months ended September 30, 2021, we had a net income of $19,735,413, which consists of interest earned on marketable securities held in the trust account of $117,044, unrealized loss on marketable securities held in the trust account of $6,914, change in fair value of convertible promissory note $17,900 and change in fair value of warrant liabilities of $21,181,500, partially offset by formation and operational costs of $1,587,945.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $918,676. Net income of $15,198,906 was affected by the change in fair value of warrant liabilities of $14,889,810, change in fair value of convertible promissory note – related party of $174,022, interest earned on marketable securities held in trust account of $2,310,067 and an unrealized gain on marketable securities held in trust account of $39,779. Changes in operating assets and liabilities provided $1,216,538 of cash from operating activities primarily due to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses and income taxes payable.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,078,901. Net income of $19,735,413 was affected by the change in fair value of warrant liabilities of $21,181,500, change in fair value of convertible promissory note of $17,900, interest earned on marketable securities held in trust account of $117,044 and an unrealized gain on marketable securities held in trust account of $6,914. Changes in operating assets and liabilities provided $509,044 of cash from operating activities primarily due to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2022, net cash provided by financing activities was $300,000 as a result of the drawdowns on the convertible promissory note.

For the nine months ended September 30, 2021, net cash provided by financing activities was $120,000 as a result of the drawdown on the convertible promissory note.

At September 30, 2022 we had cash and marketable securities held in the trust account of $346,782,294 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. As of September 30, 2022, net cash provided by investing activities was $658,833 as a result of permitted withdrawals of interest earned on the trust account to pay our franchise and income taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions, franchise taxes, and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $52,037 outside of the trust account, accounts payable and accrued expenses of $1,175,377, and income taxes payable of $173,213. We intend to use the funds held outside the trust account in addition to the remaining amount unborrowed on the convertible promissory note of $379,889 primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, lend us funds as may be required. If we complete a business combination, we would repay such lent amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such lent amounts but no proceeds from our trust account would be used for such repayment. On September 13, 2021, the Sponsor agreed to lend us an aggregate of up to $1,000,000 pursuant to the convertible promissory note for working capital purposes. At September 30, 2022, there was $620,111 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The advances of $300,000 for the nine months ended September 30, 2022 were initially valued at $160,622 whereas the difference of $139,378 was recorded as a credit to stockholders’ deficit. The change in the fair value of the note recorded in the statements of operations for the three and nine months ended September 30, 2022 were $27,500 and $174,022, respectively, resulting in a fair value of the convertible promissory note of $246,200. For the three and nine months ended September 30, 2021, the change in fair value of the note recorded in the condensed statements of operations was $17,900, resulting in a fair value of the convertible promissory note of $102,100.

Going Concern

As of September 30, 2022, we had $52,037 in our operating bank account, $346,782,294 in marketable securities held in the trust account to be used for a business combination, or to repurchase or redeem our stock in connection therewith, and a working capital deficit of $1,035,493, which excludes the permitted withdrawal should we elect to withdraw from the trust account for franchise taxes payable of $19,347 or income taxes payable of $173,213. As of September 30, 2022, $1,782,294 of the amount on deposit in the trust account represented interest income, $39,779 of which was recorded as an unrealized loss. Interest income earned on the trust account is available to pay our tax obligations. Through September 30, 2022, $658,833 was withdrawn from the trust account to pay our tax obligations.

We may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. We had drawn an aggregate of $620,111 under the convertible promissory note as of September 30, 2022, which includes drawdowns of $120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $150,000 on January 31, 2022, and $150,000 on March 31, 2022. There can be no assurance that we will be able to obtain additional financing prior to completing the Business Combination, however. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to our amended and restated certificate of incorporation, we have until December 22, 2022 to consummate a business combination. We plan to hold a meeting in December 2022 to approve an amendment to our amended and restated certificate of incorporation to allow us to extend the date for an additional six months, from December 22, 2022 to June 22, 2023 or such earlier date as determined by our board of directors, in order to consummate a business combination. If a business combination is not consummated by December 22, 2022, or our stockholders have not approved the Extension, there will be a mandatory liquidation and subsequent dissolution of the Company after December 22, 2022. Although we intend to consummate a business combination on or before December 22, 2022, or by the Extended Date if the Extension is approved by the Company’s stockholders, it is uncertain that we will be able to consummate a business combination by December 22, 2022 or that our stockholders will approve the Extension. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for certain administrative, research, transaction and other support services. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition for both the three and nine months ended September 30, 2022, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $6,075 which is included in general and administrative expenses in the accompanying condensed statement of operations.

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

In connection with the preparation of this Quarterly Report, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, except as set forth below:

We cannot assure you that the Extension will enable us to complete a business combination.

Approving the Extension involves a number of risks. Even if the Extension is approved, we cannot assure you that a business combination will be consummated prior to the Extended Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved, we expect to seek stockholder approval of a business combination. We are required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment Proposal and the Trust Amendment Proposal, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. Even if the Extension or a business combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. The IR Act applies only to repurchases that occur after December 31, 2022.

If the Charter Amendment Proposal and Trust Amendment Proposals are not approved and we do not consummate our initial business combination by December 22, 2022, as contemplated by our IPO prospectus and in accordance with our charter, our public stockholders will have the right to require us to redeem their public shares. Because we expect that any redemption that occurs as a result of the Charter Amendment Proposal would occur before December 31, 2022, we would not be subject to the Excise Tax as a result of any redemptions in connection with the Extension. However, if our stockholders approve the Charter Amendment Proposal, then any redemption or other repurchase that we make that occurs after December 31, 2022, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited by the same.

Our Sponsor, Golden Falcon Sponsor, LLC, is a Delaware limited liability company, but as our Sponsor has certain ties with non-U.S. persons, CFIUS may deem our sponsor a “foreign person.” As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or we may choose to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by December 22, 2022 (or June 22, 2023 if the Charter Amendment Proposal is approved) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate and whether the Charter Amendment Proposal has been approved, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete an initial business combination within 24 months after such date. We have not entered into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not expect to complete an initial business combination within 24 months of such date. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

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

GOLDEN FALCON ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Makram Azar
	Name:	Makram Azar
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Eli Muraidekh
	Name:	Eli Muraidekh
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)