Form 10-K
period 2022-12-31
Golden Falcon Acquisition Corp.
filed 2023-03-27
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock of the registrant (based upon the closing price of the registrant’s Class A common stock at that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $339,825,000.
As of March 27, 2023
there were 4,208,579 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires, references to:

•	“Amended and Restated Certificate of Incorporation” are to our amended and restated certificate of incorporation, as amended, in effect as of the date hereof;

•	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

•	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Company,” “our,” “we” or “us” are to Golden Falcon Acquisition Corp.;

•	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for common stock of our company;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with MNG Havayollari ve Tasimacilik A.S. (“MNG”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete our initial business combination, including the proposed business combination with MNG;

•	our expectations around the performance of MNG or any other prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses if the proposed business combination with MNG is not completed;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•

the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that MNG will file with the SEC relating to the proposed business combination with MNG.

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

While we may pursue an initial business combination with any target business and in any sector or geographical location, we focused our search on companies operating in the TMT and fintech sectors that are headquartered in Europe, Israel, the Middle East or North America, but remained open to evaluating other potential targets that meet our identified business combination criteria.

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

On December 20, 2022, we held a special meeting in lieu of our 2022 annual meeting of stockholders (the “special meeting”) at which our stockholders approved an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) and an amendment to the Investment Management Trust Agreement, dated as of December 17, 2020 (the “trust agreement”), by and between us and Continental Stock Transfer & Trust Company, (the “Trust Amendment”). The Charter Amendment and the Trust Amendment extend the date by which we must consummate our initial business combination (the “Extension”) from December 22, 2022 to June 22, 2023, or such earlier date as determined by the our board of directors (such later date, the “Extended Date”).

In connection with the stockholder vote to approve the Extension, the holders of 30,291,421 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of approximately $306.3 million, leaving approximately $42.6 million in the trust account, immediately following the redemptions. In connection with the Charter Amendment, we entered into a commitment agreement with two stockholders, pursuant to which the stockholders agreed to not redeem an aggregate of 230,000 public shares in connection with the extension vote, in exchange for our sponsor’s commitment to transfer an aggregate of 115,000 founder shares (the “Transfer Shares”) to such stockholders following the closing of the Proposed Business Combination, within 10 days after the expiration of the earliest lockup applicable to the founder shares.

Proposed Business Combination

Business Combination Agreement

On December 6, 2022, we entered into a business combination agreement (as amended, the “Business Combination Agreement”) with MNG Havayollari ve Tasimacilik A.S., a joint stock corporation organized under the laws of Turkey (“MNG”), Merlin HoldCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of MNG (“HoldCo”), Merlin IntermediateCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of HoldCo (“IntermediateCo”), Merlin FinCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of HoldCo (“FinCo”), and Merlin Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of IntermediateCo (“Merger Sub”). If the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by our stockholders, and the Business Combination is subsequently completed, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger, as a result of which the Company will become an indirect, wholly-owned subsidiary of MNG (the “Business Combination”).

The transaction, which we refer to as the Proposed Business Combination, is subject to customary conditions of the respective parties, including the approval of the business combination by our stockholders.

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement we, the Sponsor, MNG and additional holders of founder shares (collectively, the “Sponsor Persons”) entered into a sponsor support agreement (as amended, the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor Persons agreed to (a) support and vote their founder shares in favor of the Business Combination Agreement and the other transaction agreements to which the Company is or will be a party and the Business Combination; (b) subject their founder shares to certain transfer restrictions; and (c) after the Effective Time, for as long as the Sponsor (or a permitted transferee of Sponsor) holds MNG Warrants, any exercise by Sponsor (or a Permitted Transferee of the Sponsor) of such MNG Warrants will only be done on a cash (and not a cashless) basis.

Registration Rights and Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, MNG, the Sponsor and the other parties thereto (together with the Sponsor, the “Holders”) entered into a registration rights and lock-up agreement (as amended, the “Registration Rights and Lock-Up Agreement”), pursuant to which MNG agreed, among other things, to file a registration statement to register the resale of certain securities of MNG held by the Holders and to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back provisions and coordinated offerings. MNG Ordinary Shares or MNG ADSs beneficially owned or owned of record by the holders are subject to lock-up provisions as set forth in the Registration Rights and Lock-Up Agreement.

Shareholders Statement

Concurrently with the execution and delivery of the Business Combination Agreement, the MNG Shareholders executed the MNG Shareholders Statement, pursuant to which, among other things, the MNG Shareholders agreed to support and vote their MNG Ordinary Shares in favor of the proposals that the MNG Shareholders shall be required to approve in connection with the Business Combination.

On February 14, 2023, each of the Business Combination Agreement, Registration Rights and Lock-Up Agreement and Sponsor Support Agreement were amended to, among other things, reflect that at the effective time of the Merger, holders of outstanding warrants to purchase shares of Class A common stock would receive warrants to purchase MNG ordinary shares (represented by MNG’s American depositary shares) instead of receiving MNG warrants in the form of MNG’s American depositary warrants, as previously provided.

The Proposed Business Combination, the Business Combination Agreement, the Sponsor Support Agreement, the Registration Rights and Lock-Up Agreement and the Shareholders Statement are more fully described in Note 1 to the financial statements included in Item 8 of this Annual Report. A copy of each of the foregoing agreements was included as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2022 and are also filed as exhibits to this Annual Report. A copy of each of the amendments to the Business Combination Agreement, the Sponsor Support Agreement and the Registration Rights and Lock-Up Agreement was included as an exhibit to the Current Report on Form 8-K filed with the SEC on February 21, 2023 and are also filed as exhibits to this Annual Report.

Unless specifically stated, this Annual Report does not give effect to the Proposed Business Combination and does not contain the risks associated with the Proposed Business Combination. Such risks and effects relating to the Proposed Business Combination will be included in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that MNG will file with the SEC relating to the Proposed Business Combination.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating business combination opportunities, including the Proposed Business Combination, although if the proposed business combination with MNG is not completed, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

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

•

Targets that can benefit from our relationships and experience. While we may pursue an initial business combination opportunity in any industry or sector, we capitalize on our management team’s domain expertise acquired through decades of strategic deal-making in our targeted sectors. We believe our management team’s deep network of senior management, owners of businesses, board relationships and sophisticated private and public market investors give us a number of competitive advantages and present us with a substantial number of potential business combination targets. Our management team will leverage the broad spectrum of skills and expertise of our strategic advisory group, all of whom have extensive deal making, management and operational experience. We believe our team represents an exceptionally attractive combination of investing, capital markets, and operational experience that potential combination candidates will find highly desirable and complementary to their growth plans and will have the potential to substantially enhance shareholder value.

•

Companies with potential to benefit from the fourth industrial revolution. We seek to acquire one or more businesses which currently, or have the potential to, benefit from digital disruption positioning them to disintermediate or disrupt in their industry vertical, driven by the exponential increase in data generation, advances in artificial intelligence and robotics, rising processing power and/or ubiquitous global connectivity through smartphones, among other technologies. The technological impact of COVID-

19 has been to accelerate trends that were already underway before the pandemic arose, including in the areas of remote working and learning, migration to cloud computing and productivity, mobile and interactive entertainment and transition from brick-and-mortar businesses to e-commerce. We believe that these trends are generating a significant market opportunity across our areas of focus in TMT and fintech.

•

Businesses with a strong transatlantic nexus. We focused on companies in Europe, Israel and the Middle East whose current or future businesses have a nexus to the United States, but remained open to evaluating other potential targets that meet our identified business combination criteria. These companies would benefit from having access to the deep public capital markets in the U.S. associated with a listing on the NYSE and access to capital to pursue accretive acquisitions, fund capital projects, pursue their growth strategies and/or strengthen their balances sheets. At the same time, we believe we are an attractive partner for those companies headquartered in North America seeking access and growth in Europe, Israel and the Middle East as we leverage our relationships with corporate customers and business partners to help expand their geographical footprint.

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

In evaluating a prospective target business, as was the case with MNG, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have in the past and, if the proposed business combination with MNG is not completed, may in the future encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Resources

We currently have three officers, including the Chairman of our Board, and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they have and intend to continue to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

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

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our ordinary shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

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

•

The requirement that we complete our initial business combination by the Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. If the Proposed Business Combination with MNG is not completed and we have to seek another target company, this could increase the cost of our initial business combination and, could even result in our inability to find a target or to consummate an initial business combination.

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

•	If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

•

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

•

Provisions in our Amended and Restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

For risk factors related to MNG and our proposed business combination, please review the Registration Statement on Form F-4 to be filed by MNG, including the preliminary proxy statement/prospectus of the Company to be included therein, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the Proposed Business Combination with MNG. If we fail to complete our business combination, we will never generate any operating revenues.

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

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with in accordance with ASC Topic 205-40 Presentation of Financial Statements—Going Concern, we have until June 22, 2023, or such earlier date as determined by our board of directors to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after June 22, 2023.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote their shares in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. Our initial stockholders, officers and directors own shares representing 67.2% of our outstanding shares of common stock as of December 31, 2022. Because we generally only need a majority of the outstanding shares to be voted in favor of a proposed business combination to have such transaction approved, if our initial stockholders, officers and directors vote their shares as agreed, we have enough votes to have our initial business combination approved.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights in connection with the consummation of an initial business combination. The nominal purchase price paid by the Sponsor and independent directors for the Founder Shares may significantly dilute the implied value of the Public Shares upon completion of the Business Combination. In addition, the value of the Founder Shares will be significantly greater than the amount the Sponsor and independent directors paid to purchase such shares, even if the Business Combination causes the trading price of the MNG ADSs to materially decline.

The Sponsor and independent directors invested an aggregate of $8,925,000 in us, comprised of the $25,000 purchase price for the founder shares and the $8,900,000 purchase price paid by the sponsor for the private placement warrants. The amount held in the trust account was $42,563,077 as of December 31, 2022, implying a value of approximately $10.11 per Public Share.

The following table shows the public stockholders’ and the sponsor’s and independent directors’ investment per share and how these compare to the implied value of one MNG ADS (and the MNG Ordinary Share represented thereby) upon the completion of the Business Combination. The following table assumes that (i) MNG’s valuation is $42,563,077 (which is the amount we held in the trust account as of December 31, 2022), (ii) no additional interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with the Business Combination and (iv) all founder shares are converted into MNG ADSs and held by the sponsor and the independent directors upon completion of the Business Combination, and does not take into account other potential impacts on our valuation at the time of the Business Combination such as (a) the value of the warrants, (b) the trading price of Class A common stock, (c) the Business Combination transaction costs (including payment of the Deferred Underwriting Fee (as defined herein)), (d) any equity issued to MNG’s equity holders, (e) any equity issued as a result of potential financing arrangements or to other third party investors, (g) the transfer of 115,000 Transfer Shares (as defined herein) to certain stockholders following the closing, within 10 days after the expiration of the earliest lockup applicable to the founder shares, (h) the vesting conditions to which a portion of the MNG ADSs received by the Sponsor Persons in the Merger will be subject, or (i) MNG’s business itself. We did not include the Sponsor’s $200,000 unsecured promissory note issued as of September 2, 2020 or the Sponsor’s convertible promissory note issued as of September 13, 2021 as these are not classified as investments rather they are considered loans for working capital purposes to fulfill the companies short-term liquidity needs.

Shares held by public stockholders	4,208,579
Shares held by the sponsor and independent directors	8,625,000

Total shares of common stock	12,833,579
Total funds in the Trust Account (1)	$42,563,077
Public Stockholders’ investment per public share(2)	$10.00
Sponsor’s and independent directors’ investment per founder share(3)	$0.003
Implied value per share of MNG ADS (and the MNG Ordinary Share represented thereby) immediately following the Closing	$3.32

(1)	Amount held in the trust account as of December 31, 2022.
(2)

While the public stockholders’ investment in units represents an investment in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.

(3)	Calculated based on the sponsor’s and independent directors’ $25,000 investment in founder shares. This does not include the sponsor’s $8,900,000 investment in the private placement warrants.

Based on these assumptions, each MNG ADS (and the MNG Ordinary Share represented thereby) would have an implied value of $3.32 per share upon completion of the Business Combination, representing an approximately 66.8% decrease from the initial implied value of $10.00 per public share. While the implied value of $3.32 per share upon completion of the Business Combination would represent a dilution to the public stockholders, this would represent an increase in value for the sponsor relative to the price it paid for each founder share. At $3.32 per share, the 8,625,000 MNG ADSs of the post-combination company (not taking into account the potential impact of the Transfer Shares and the vesting conditions to which a portion of the MNG ADSs received by the Sponsor Persons in the Merger will be subject) that the sponsor and the initial stockholders holding founder shares would own upon completion of our initial business combination would have an aggregate implied value of $28,635,000. As a result, even if the trading price of MNG ADSs significantly declines, the value of the founder shares held by the sponsor and independent directors will be significantly greater than the amount they paid to purchase such shares. In addition, the sponsor and independent directors could potentially recoup their entire investment, inclusive of the sponsor’s investment in the private placement warrants, even if the trading price of MNG ADSs after the completion of the Business Combination is as low as $1.03 per share. As a result, the sponsor and independent directors are likely to earn a substantial profit on their investment in us upon disposition of the MNG ADSs of the post-combination company even if the trading price of the MNG ADSs of the post-combination company declines after we complete our initial business combination. The sponsor and independent directors holding founder shares may therefore be economically incentivized to complete an initial business combination even if its terms are not in the best interests of public stockholders, rather than liquidating our Company. This dilution would increase to the extent that public stockholders seek redemptions from the trust account for their public shares.

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

At the time we enter into another agreement for our initial business combination (if the Proposed Business Combination with MNG is not completed) we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Representatives will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions. As of December 31, 2022, approximately 88% of the total outstanding shares were redeemed, representing approximately $306.3 million in redemption payments to stockholders.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

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

The requirement that we complete our initial business combination by the Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Extended Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence. As a result, we may be forced to enter into an agreement for an initial business combination on terms that we would have rejected had we had more time to complete a transaction.

We may not be able to complete our initial business combination by the Extended Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Amended and Restated Certificate of Incorporation provides that we must complete our initial business combination by the Extended Date. We may not be able to complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic persists both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate until at least the Extended Date, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate until at least the Extended Date; however, we cannot assure you that our estimate is accurate. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,000,000 was initially available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate, or we may be forced to liquidate. None of our initial stockholders, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. On September 2, 2020, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000. On September 13, 2021, the Sponsor agreed to loan us an aggregate of up to $1,000,000 pursuant to the convertible promissory note. If we do not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business, we may not be able to consummate an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, such as MNG, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may not be able to complete an initial business combination with a U.S. target company or MNG if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), and ultimately prohibited by the same.

Our sponsor, Golden Falcon Sponsor, LLC, is a Delaware limited liability company. Further, Mr. Azar, our Chief Executive Officer and Mr. Freidheim, our Chairman of the Board, are both managers, and, therefore, controlling persons, of the Sponsor and are both U.S. citizens. However, as our sponsor has certain ties with non-U.S. persons, CFIUS may deem our sponsor a “foreign person.” In addition, MNG is incorporated and headquartered in Turkey, and is therefore likely to be considered a “foreign person” for CFIUS purposes. As a result of the proposed initial business combination, MNG will become the ultimate parent of Golden Falcon, a U.S. entity. As such, both the initial business combination with MNG and any subsequent business combinations with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings.

All of the U.S. entities involved in the initial business combination are special purpose vehicles and do not engage in any business activities that would trigger a mandatory CFIUS filing requirement, such as the design, fabrication, development, testing, production, or manufacture of any “critical technologies,” the collection or maintenance of “sensitive personal data,” or ownership or operation of any “critical infrastructure.” However, CFIUS may determine that the initial business combination is subject to CFIUS jurisdiction and investigate the transaction or request the parties submit a CFIUS filing. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or we may choose to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by June 22, 2023 (or such earlier date as determined by our board) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible after the Extended Date (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Extended Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

If we were unable to complete the Proposed Business Combination with MNG and have to select another target business with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any such other target business’ operations.

We may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we focused our search on companies operating in the TMT and fintech sectors that are headquartered in Europe, Israel, the Middle East or North America, but remained open to evaluating other potential targets that meet our identified business combination criteria. Except that we are not, under our Amended and Restated Certificate of Incorporation, permitted to complete our initial business combination solely with another blank check company or similar company with nominal operations, we have flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, if we were unable to complete the Business Combination with MNG, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors relevant to such acquisition or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

If we were unable to complete the Proposed Business Combination with MNG, we could seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or the evaluation of its operations.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if we are unable to complete the Proposed Business Combination with MNG, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. If the Proposed Business Combination with MNG is not completed and we have to seek another target company, this could increase the cost of our initial business combination and, could even result in our inability to find a target or to consummate an initial business combination.

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

If we are unable to complete the Business Combination with MNG, we may seek acquisition opportunities with an early stage company, a private company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

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

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. If no opinion is obtained, as is the case with our Proposed Business Combination with MNG, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Resources have, in the past, and could, in the future, be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event has, in the past, and will, if it occurs in the future, result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

If we are unable to complete the Proposed Business Combination with MNG, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we are unable to complete the Proposed Business Combination with MNG, and determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

If we are unable to complete the Proposed Business Combination with MNG, we may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot assure you that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our Amended and Restated Certificate of Incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to complete our initial business combination, we may seek to amend our Amended and Restated Certificate of Incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. In connection with the Proposed Business Combination with MNG, we intend to amend and restate the warrant agreement. We cannot assure you that we will not seek to amend our Amended and Restated Certificate of Incorporation or other governing instruments, including to extend the time we have to consummate an initial business combination in order to complete our initial business combination.

The provisions of our Amended and Restated Certificate of Incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Amended and Restated Certificate of Incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our Amended and Restated Certificate of Incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon. In all other instances, our Amended and Restated Certificate of Incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that would entitle the holders thereof, prior to our initial business combination, to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Amended and Restated Certificate of Incorporation. Our initial stockholders currently own 67.2% of our common stock, may participate in any vote to amend our Amended and Restated Certificate of Incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we are able to amend the provisions of our Amended and Restated Certificate of Incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Amended and Restated Certificate of Incorporation.

Our initial stockholders, officers and directors have agreed, pursuant to letter agreements with us, that they will not propose any amendment to our Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our Amended and Restated Certificate of Incorporation or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment, including due to the effects of the COVID-19 pandemic, may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders and not previously released to us to pay our taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. Pursuant to the Business Combination Agreement, we cannot incur any indebtedness (other than any Working Capital Loan, however, the aggregate amount of all Working Capital Loans shall not exceed $2,000,000) unless we receive approval from MNG. The failure to secure additional financing, including as a result of failure to obtain MNG’s approval if needed, could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders currently own shares representing 67.2% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Certificate of Incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will be able to influence the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (including variant mutations of the virus) and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, such as the proposed business combination with MNG, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination by the Extended Date.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Amended and Restated Certificate of Incorporation.

This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Amended and Restated Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

If we complete our initial business combination with a company with operations or opportunities outside of the United States, such as MNG, we would be subject to a variety of additional risks that may negatively impact our operations.

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

If we effect a business combination with a company located outside of the United States such as MNG, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

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

If our management following our initial business combination is unfamiliar with U.S. securities laws, as may be the case with MNG, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”), without our prior consent. However, our Amended and Restated Certificate of Incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the antidilution provisions contained in our Amended and Restated Certificate of Incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 27, 2023, there were 195,791,421 and 11,375,000 authorized and unissued shares of Class A common stock and Class B common stock, respectively, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. As of March 27, 2023, there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the antidilution provisions contained in our Amended and Restated Certificate of Incorporation. Our Class B common stock shall only be convertible at the time of our initial business combination. However, our Amended and Restated Certificate of Incorporation provides, among other things, that prior to our initial business combination, we may not issue additional securities that would entitle the holders thereof, to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Amended and Restated Certificate of Incorporation. The restriction on issuing additional shares of capital stock described in the prior sentence will expire upon consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

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

As of March 27, 2023, the total number of warrants outstanding is 2,104,290. Simultaneously with the closing of our initial public offering, we issued private placement warrants to purchase an aggregate of 8,900,000 shares of Class A common stock. Our initial stockholders currently own an aggregate of 8,625,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our initial stockholders, officers, directors or their affiliates makes any working capital loans, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

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

Provisions in our Amended and Restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we have not completed our initial business combination by the Extended Date, subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our Amended and Restated Certificate of Incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, if we are unable to complete the Proposed Business Combination with MNG and have to seek another target, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

If we are unable to complete the Proposed Business Combination with MNG and have to seek another target, we may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

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

Our warrants and convertible promissory note are accounted for as liabilities and the changes in value of our warrants and convertible promissory note could have a material effect on our financial results.

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

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and convertible promissory note each reporting period and that the amount of such gains or losses could be material.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021 which has not been remediated as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management concluded that we identified material weaknesses in our internal controls over financial reporting as of December 31, 2022, related to our accounting for complex financial instruments, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequently filed quarterly reports. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

If we are unable to complete the Proposed Business Combination with MNG, we will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors relevant to such acquisition. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors relevant to such acquisition.

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

Until we consummate our initial business combination, we have engaged and will continue to engage in the business of identifying and combining with one or more businesses or entities. Our initial stockholders and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although our officers may not become an officer or director of any other special purpose acquisition company that has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by the Extended Date.

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

Our initial stockholders, including our officers and directors, acquired 7,187,500 founder shares in exchange for a capital contribution of $25,000. In December 2020, we effected a dividend, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 8,900,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, subject to adjustment, for a purchase price of $8,900,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination within the allocated time period. In addition, we may obtain loans from our initial stockholders, officers, directors or their affiliates. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. On September 2, 2020, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000. The outstanding balance under the unsecured promissory note of $177,225 was repaid after the closing of the Initial Public Offering prior to December 31, 2020. On September 13, 2021, the Sponsor agreed to loan us an aggregate of up to $1,000,000 pursuant to the convertible promissory note. We did not consider these notes as part of the Sponsor’s investment in the Company as these are strictly working capital loans.

The shares beneficially owned by our sponsor, our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor, officers and directors have entered into respective letter agreements with us, pursuant to which our sponsor has agreed to waive its redemption rights with respect to its founder shares, and our sponsor, officers and directors have agreed to waive their redemption rights with respect to any public shares they may acquire, in connection with the completion of our initial business combination. Our sponsor has also waived its right to receive distributions with respect to its founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The private placement warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

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

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company. As of December 23, 2022, a majority of the funds in the trust account were removed in order to pay redemptions to such participating stockholders. The remainder of the amount in the trust account was removed and deposited into the trustee’s holding cash operating account. As of December 31, 2022, the funds remained in the operating account and were subsequently reinvested in U.S. government treasury obligations on January 5, 2023.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement/prospectus, we are currently holding the funds in our trust account in U.S. government treasury obligations.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into U.S. federal law. The IRA provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. It is currently expected that we (whose securities are trading on NYSE) are a “covered corporation” for this purpose. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has authority to provide excise tax regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

The extent of the excise tax that may be incurred in connection with a redemption of Class A common stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with a business combination, (iii) the nature and amount of the equity issued, if any, by us in connection with the a business combination, and (iv) the content of forthcoming regulations and other guidance from the U.S. Department of the Treasury. As noted above, the excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased, and only limited guidance on the mechanics of any required reporting and payment of the excise tax on which taxpayers may rely have been issued to date. The imposition of the excise tax could reduce the amount of cash available to us for effecting the redemptions of Class A common stock, and could reduce the cash on hand for golden falcon to fund operations and to make distributions to stockholders.

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

Holders of Record

On March 27, 2023, there were approximately 1 holder of record of our units, 1 holder of record of our Class A common stock, 6 holders of record of our Class B common stock and 2 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business”, the audited financial statements, including the related notes, appearing elsewhere in this Annual Report, and the preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that MNG will file with the SEC relating to the proposed business combination with MNG. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31.

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

On December 20, 2022, we held a special meeting at which our stockholders approved the Charter Amendment and the Trust Amendment. The Charter Amendment and the Trust Amendment extend the date by which we must consummate our initial business combination to the Extended Date.

In connection with the stockholder vote to approve the Extension, the holders of 30,291,421 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of approximately $306.3 million, leaving approximately $42.6 million in the trust account immediately following the redemptions.

Proposed Business Combination

On December 6, 2022, we entered into the Business Combination Agreement with MNG, HoldCo, IntermediateCo, FinCo, and Merger Sub. If the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by our stockholders, and the Business Combination is subsequently completed, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company after the Merger, as a result of which the Company will become an indirect, wholly-owned subsidiary of MNG.

The Proposed Business Combination and the Business Combination Agreement are more fully described in Note 1 to the financial statements included in Item 8 of this Annual Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination and, after signing the Business Combination Agreement, completing the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, along with non-operating income or expense related to the change in fair value of the warrant liabilities and the Sponsor Convertible Promissory Note. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $13,802,503, which consists of interest earned on marketable securities held in the trust account of $4,759,341, interest earned on the operating bank account of $15, partial reversal of transaction costs incurred in connection with IPO of $350,123, and change in fair value of warrant liabilities of $12,536,310, partially offset by formation and operational costs of $2,893,920, change in fair value of convertible promissory note – related party of $11,080, unrealized loss on marketable securities held in the trust account of $122, and provision for income taxes of $938,164.

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

Liquidity and Capital Resources

On December 22, 2020, we consummated the initial public offering of 34,500,000 units, at $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 units, generating gross proceeds of $345,000,000. Simultaneously with the closing of the initial public offering and the full over-allotment option, we consummated the sale of 8,900,000 private placement warrants to the sponsor at a price of $1.00 per warrant, generating gross proceeds of $8,900,000.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $345,000,000 was placed in the trust account. Transaction costs amounted to $19,455,706, consisting of $6,900,000 of underwriting fees, net of reimbursement, $12,075,000 of deferred underwriting fees and $480,706 of other offering costs.

On December 6, 2022, the Representatives in our initial public offering, agreed, on behalf of the underwriters, to a reduction of their deferred underwriting fee of up to $0.35 per unit. Pursuant to an amendment to the underwriting agreement, the deferred underwriting fee from any remaining funds on deposit in the trust account and/or any other funds available in connection with the Business Combination, which will be payable at closing of the Business Combination is as follows: (i) $5,000,000 of the deferred underwriting fee (the “Minimum Deferred Underwriting Fee”) will be due and payable in cash to the underwriters, upon the closing of the Business Combination irrespective of the amount of Available Cash (as defined in the Business Combination Agreement); (ii) if the Available Cash is equal to or greater than $30.0 million and up to $100.0 million, an additional amount equal to up to $4.0 million of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $4.0 million; and (iii) if the Available Cash is equal to or greater than $100.0 million and up to $345.0 million, an additional amount of up to $3,075,000 of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $3,075,000 (such additional amounts in clauses (ii) and (iii) being referred to herein as an “Incremental Deferred Underwriting Commission,” and together with the Minimum Deferred Underwriting Fee, the “Deferred Underwriting Fee”). As a result of the amendment, the reduction in deferred fees was split on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the initial public offering. Therefore, the deferred underwriting fee was reduced by $6,365,867, of which $350,123 is shown in the condensed statement of operations as the partial reversal of transaction costs incurred in connection with IPO and $6,015,744 is charged to additional paid-in capital in the statement of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $5,709,133.

For the year ended December 31, 2022, net cash used in operating activities was $1,445,811. Net income of $13,802,503 was affected by the change in fair value of warrant liabilities of $12,536,310, partial reversal of transaction costs incurred in connection with IPO of $350,123, change in fair value of convertible promissory note – related party of $11,080, interest earned on marketable securities held in trust account of $4,759,341 and an unrealized gain on marketable securities held in trust account of $122. Changes in operating assets and liabilities provided $2,386,258 of cash from operating activities primarily due to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses and income taxes payable.

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

For the year ended December 31, 2022, net cash used in financing activities was $305,909,116 as a result of the drawdowns on the Sponsor Convertible Promissory Note (defined below) and redemption of Class A common stock in connection with the Extension vote.

For the year ended December 31, 2021, net cash provided by financing activities was $320,111 as a result of the drawdowns on the Sponsor Convertible Promissory Note.

At December 31, 2022 we had cash held in the trust account of $42,563,076. Interest income on the balance in the trust account may be used by us to pay taxes. As of December 31, 2022, net cash provided by investing activities was $307,366,982 as a result of permitted withdrawals of interest earned on the trust account to pay our franchise and income taxes and the redemption of Class A common stock amounting to $306,349,500 in connection with the Extension vote.

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

At December 31, 2022, we had cash of $23,935 outside of the trust account, accounts payable and accrued expenses of $2,176,154, and income taxes payable of $365,164. We intend to use the funds held outside the trust account in addition to the remaining amount unborrowed on the Sponsor Convertible Promissory Note of $239,505 primarily to complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our directors and officers may, but are not obligated to, lend us funds as may be required. If we complete a business combination, we would repay such lent amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such lent amounts but no proceeds from our trust account would be used for such repayment. On September 13, 2021, our sponsor agreed to lend us an aggregate of up to $1,000,000 pursuant to a convertible promissory note for working capital purposes (the “Sponsor Convertible Promissory Note”). At December 31, 2022, there was $760,495 of cumulative cash advanced under the Sponsor Convertible Promissory Note. The Sponsor Convertible Promissory Note was valued using the fair value method. The change in the fair value of the note recorded in the statements of operations for the year ended December 31, 2022, was $11,080, resulting in a fair value of the Sponsor Convertible Promissory Note of $482,600. For the year ended December 31, 2021, the change in fair value of the note recorded in the statements of operations was $60,511, resulting in a fair value of the Sponsor Convertible Promissory Note of $259,600.

Going Concern

As of December 31, 2022, we had $23,935 in our operating bank account, $42,563,076 in cash held in the trust account to be used for a business combination, or to repurchase or redeem our stock in connection therewith, and a working capital deficit of $2,020,661, which excludes the permitted withdrawal should we elect to withdraw from the trust account for franchise taxes payable of $40,050 or income taxes payable of $365,164. As of December 31, 2022, $3,912,576 of the amount on deposit in the trust account represented interest income, $122 of which was recorded as an unrealized loss. Interest income earned on the trust account is available to pay our tax obligations. Through December 31, 2022, $1,017,481 was withdrawn from the trust account to pay our tax obligations.

We may raise additional capital through loans or additional investments from the sponsor or an affiliate of the sponsor or certain of our directors and officers. The sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet our working capital needs. As discussed above, on September 13, 2021, the sponsor agreed to lend us up to an aggregate of $1,000,000 for working capital purposes pursuant to the Sponsor Convertible Promissory Note. We had drawn an aggregate of $760,495 under the convertible promissory note as of December 31, 2022, which includes drawdowns of $120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $150,000 on January 31, 2022, $150,000 on March 31, 2022, $27,384 on November 9, 2022, and $113,000 on December 27, 2022. There can be no assurance that we will be able to obtain additional financing prior to completing a business combination, however. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of the Business Combination and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, pursuant to our amended and restated certificate of incorporation, as amended, we have until June 22, 2023, or such earlier date as determined by our board of directors, to consummate a business combination. If a business combination is not consummated by June 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company after June 22, 2023. Although we intend to consummate a business combination on or before June 22, 2023, it is uncertain that we will be able to consummate a business combination by June 22, 2023. This, as well as our liquidity condition, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 22, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for certain administrative, research, transaction and other support services. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. In addition, for the year ended December 31, 2022, we reimbursed such affiliate of the Sponsor for certain costs incurred on our behalf in the amount of $120,000 which is included in general and administrative expenses in the accompanying statement of operations.

The underwriters are entitled to the Deferred Underwriting Fee. The Deferred Underwriting Fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement, as amended. We entered into an amendment to the underwriting agreement that reduced the total deferred underwriting fee as of December 31, 2022 (See Note 6).

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

Our critical accounting policies are presented below:

Warrant Liabilities and Convertible Note – Related Party

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for its Sponsor Convertible Promissory Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Sponsor Convertible Promissory Note. Using fair value option, the Sponsor Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the Sponsor Convertible Promissory Note in the statements of operations. The fair value of the option to convert into private placement warrants was valued utilizing the closed-form model.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. We apply the two-class method in calculating income (loss) per common share. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of December 31, 2022, there are currently 4,208,579 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the Sponsor Convertible Promissory Note. As of December 31, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

In connection with the preparation of this Annual Report, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments previously originally disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and within our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the previously disclosed material weakness in our internal control over financial reporting related to our accounting for complex financial instruments.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
Makram Azar	55	Chief Executive Officer and Director
Scott J. Freidheim	57	Chairman of the Board of Directors
Eli Muraidekh	54	Chief Financial Officer and Director
Xavier Rolet, KBE	63	Independent Director
Dominique D’Hinnin	63	Independent Director
I. Martin Pompadur	87	Independent Director
Isabelle Amiel Azoulai	46	Independent Director
Mikael Breuer-Weil	58	Independent Director

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

Dominique D’Hinnin has served on our board of directors as an independent director since the closing of our initial public offering. Since 2017, Mr. D’Hinnin has beenchairman of the board of EUTELSAT Communications, a French satellite service company. From 2009 to 2016, Mr. D’Hinnin served as Co-Managing Partner of Lagardère Group. Previously, he was Chief Financial Officer of Lagardère Group, Executive Vice President of Grolier Inc., and Chief Financial Officer of the publisher Hachette Livre, following his active role in the financial and legal restructuring of the Lagardère Group where he oversaw the merger of Matra with Hachette. Mr. D’Hinnin is also a board member of EDENRED, a French corporate services company, Vantiva SA, a French technology company, and Louis Delhaize SA, a Belgium private retail group. Mr. D’Hinnin was formerly a board member of PRISA, the world’s Spanish and Portuguese media group, and EADS-Airbus, the Deputy Chairman of the Supervisory Board of Canal+ France, Vice Chairman at Atari, and he sat on the Strategic Council at PricewaterhouseCoopers France. Mr. D’Hinnin has also held board positions at Marie Claire Album, Holding Evelyne Prouvost, Editions Amaury, and Le Monde. Mr. D’Hinnin received his undergraduate degree from École Normale Supérieure (in classical culture) and a graduate degree from Ecole Nationale d’Administration.

I. Martin Pompadur has served on our board of directors as an independent director since the closing of our initial public offering. Mr. Pompadur is currently an investor and advisor to various companies, and a board member of Nexstar Media Group, Inc., Chicken Soup for the Soul Entertainment, Inc., and Troika MediaGroup all of which are publicly traded companies. Previously, from 2009 to 2016, he served as Global Vice Chairman, Media and Entertainment at Macquarie Capital, an investment bank and financial services company. From June 1998 to November 2008, Mr. Pompadur held several positions at News Corporation, a multinational mass media corporation, including Executive Vice President of News Corporation, President of News Corporation Eastern and Central Europe and a member of News Corporation’s Executive Management Committee. In January 2000, Mr. Pompadur was appointed Chairman of News Corporation Europe. In 1985, as advisor to News Corporation, Mr. Pompadur helped acquire for News Corporation the Metromedia television station group and wrote the business plan for the start-up of the Fox Television Network. From 1982 to April 2007, Mr. Pompadur was Chairman and Chief Executive Officer of RP Media Management which operated 12 television stations, 25 radio stations and numerous cable television systems totaling 500,000 subscribers. From 1977 to 1982, Mr. Pompadur served as President of Ziff

Corporation, then a holding company for Ziff-Davis Publishing Company. Prior to that, from 1960 to 1977, Mr. Pompadur worked at ABC, Inc. where he held several positions, including General Manager of the Television Network, Vice President of the Broadcast Division, President of the Leisure Activities Group and Vice President of ABC, Inc. Mr. Pompadur was also previously a Managing General Partner at Northeastern Television Investors LP and was Chairman and Chief Executive Officer of GP Station Partners and of Multivision Cable TV. Mr. Pompadur previously served as a director of IMAX Corporation and Truli Media Group, Inc., both publicly traded companies, and as a director of ABC. Inc, BSkyB, Sky Italia, Premier World, Fox Kids Europe, Metromedia International and Elong. Mr. Pompadurholds a BA from Williams College and a law degree from the University of Michigan Law School.

Isabelle Amiel Azoulai has served on our board of directors as an independent director since the closing of our initial public offering. Ms. Azoulai is Founder and Managing Partner of Sienna Venture Capital. Previously, she was Co-Founder and Managing Partner at La Maison SA, a private equity and venture capital investment group formed in 2014, where she led more than 50 direct technology-focused investments in Israel, the United States, Europe and China. Ms. Azoulai also serves as the personal advisor to several ultra-high net worth European entrepreneurs. From 2014 to 2019, Ms. Azoulai was also a Senior Banker and Partner at Banque Leonardo, SA, a banking company. Ms. Azoulai was formerly an investment partner at Credit Suisse, where she managed the Ultra High Net Worth Individuals department. Prior to that, she managed the investment consulting department of Credit Suisse Private Banking in Paris. Ms. Azoulai is a founding member of the benefit committee of Institut Imagine, the French institute for genetic diseases. Ms. Azoulai holds a Master’s degree in Business from Lincoln International Business School.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of eight members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of Isabelle Amiel Azoulai and Mikael Breuer-Weil expired at our first annual meeting of stockholders and such officers were re-elected to serve on our board of directors. The term of office of the second class of directors, consisting of Eli Muraidekh, Dominique D’Hinnin and I. Martin Pompadur, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Makram Azar, Scott Freidheim and Xavier Rolet, KBE, will expire at the third annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers, directors or members of our strategic advisory group has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor for administrative, research, transaction and other support services provided to us in the amount of up to $10,000 per month, until the Extended Date. No compensation of any kind, including finder’s and consulting fees, will be paid by us to our initial stockholders, officers, directors or members of our strategic advisory group, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to our initial stockholders, officers, directors, members of our strategic advisory group or their affiliates which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our initial stockholders, officers or directors, or our or their affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
Golden Falcon Sponsor Group, LLC(4)	8,445,000	65.8%
Makram Azar(4)	8,445,000	65.8%
Scott J. Freidheim(4)	8,445,000	65.8%
Eli Muraidekh	—	—
Xavier Rolet, KBE	36,000	*
Dominique D’Hinnin	36,000	*
I. Martin Pompadur	36,000	*
Isabelle Amiel Azoulai	36,000	*
Mikael Breuer-Weil	36,000	*
All executive officers and directors as a group (8 individuals)	8,625,000	67.2%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(5)	Approximate Percentage of Outstanding Class A Common Stock(6)
Senator Investment Group LP(7)	2,000,000	47.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Golden Falcon Acquisition Corp., 850 Library Avenue, Suite 204, Newark, Delaware 19711.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Based on 12,833,579 shares of common stock outstanding at March 27, 2023, of which 4,208,579 were Class A common stock and 8,625,000 were Class B common stock.
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

(5)	Interests shown consist solely of Class A common stock.
(6)	Based on 4,208,579 shares of Class A common stock outstanding at March 27, 2023.
(7)

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

On December 15, 2022, in connection with the Charter Amendment, we entered into a commitment agreement with two stockholders, pursuant to which the stockholders agreed to not redeem an aggregate of 230,000 public shares in connection with the extension vote, in exchange for our sponsor’s commitment to transfer an aggregate of 115,000 Transfer Shares to such stockholders following the closing of the Proposed Business Combination, within 10 days after the expiration of the earliest lockup applicable to the founder shares.

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

Simultaneously with the consummation of our initial public offering and the full over-allotment option, we consummated the private placement of an aggregate of 8,900,000 private placement warrants for a purchase price of $1.00 per warrant, generating total proceeds of $8,900,000. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment as provided herein. The private placement warrants (and the Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. There will be no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to complete our business combination by the Extended Date.

Commencing on December 18, 2020, we reimburse Full Circle Capital Services Limited, an affiliate of our sponsor, for certain administrative, research, transaction and other support services provided to us in the total amount of up to $10,000 per month, through the Extended Date or the earlier of completion of our initial business combination and our liquidation.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required. If we complete our initial business combination, we may repay such lent amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such lent amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the Sponsor Convertible Promissory Note (as defined below), the terms of such loans have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, officers, directors or their affiliates as we do not believe third parties will be willing to lend such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On September 13, 2021, our sponsor agreed to lend us an aggregate of up to $1,000,000 for working capital purposes (the “Sponsor Convertible Promissory Note”). The Sponsor Convertible Promissory Note is non-interest bearing and payable upon consummation of our initial business combination. At our sponsor’s discretion, the Sponsor Convertible Promissory Note may be converted into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 27, 2023, we had drawn an aggregate of $760,495 under the Sponsor Convertible Promissory Note.

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

We entered into a registration rights agreement, dated as of December 17, 2020, with respect to the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans (and their respective component securities) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Concurrently with the execution and delivery of the Business Combination Agreement, on December 6, 2022, MNG, the sponsor and the other parties thereto (together with the sponsor, the “Holders”) entered into a Registration Rights and Lock-Up Agreement, pursuant to which MNG agreed, among other things, to file a registration statement to register the resale of certain securities of MNG held by the Holders and to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back provisions and coordinated offerings. The MNG Ordinary Shares or MNG ADSs will be subject to lockup restrictions as described in the Registration Rights and Lock-Up Agreement.

Concurrently with the execution and delivery of the Business Combination Agreement, on December 6, 2022, we, the sponsor, MNG and additional holders of shares of Class B Common Stock (such additional holders together with the Sponsor, the “Sponsor Persons”) entered into a Sponsor Support Agreement, pursuant to which, among other things, the Sponsor Persons agreed to (a) support and vote its shares in favor of the Business Combination Agreement and the other transaction agreements to which we are or will be a party and the transactions contemplated in the Business Combination Agreement and transaction agreements; (b) subject their shares of Class B Common Stock to certain transfer restrictions; and (c) after the Effective Time (as defined in the Sponsor Support Agreement), for as long as Sponsor (or a Permitted Transferee (as defined in the Sponsor Support Agreement) of Sponsor) holds MNG AD Warrants, any exercise by sponsor (or a Permitted Transferee of Sponsor) of such MNG AD Warrants will only be done on a cash (and not a cashless) basis.

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

Director Independence

An “independent director” is defined generally as a person that, in the opinion of our board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have five independent directors as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Messrs. Breuer-Weil, D’Hinnin, Pompadur and Rolet and Ms. Amiel Azoulai is an independent director under applicable SEC and NYSE rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $86,800 and $103,661, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We engaged Marcum for tax compliance services totaling $7,500 and $6,500 for the years ended December 31, 2022 and 2021, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report.

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

2.1(1)	Business Combination Agreement, dated as of December 6, 2022, among the Registrant, MNG Havayollari ve Tasimacilik A.S., Merlin HoldCo, LLC, Merlin IntermediateCo, LLC, Merlin FinCo, LLC and Merlin Merger Sub, Inc.

2.2(2)	Amendment to Business Combination Agreement, dated as of February 14, 2023, by and among the Registrant, MNG Havayollari ve Tasimacilik A.S., Merlin HoldCo, LLC, Merlin IntermediateCo, LLC, Merlin FinCo, LLC and Merlin Merger Sub, Inc.

3.1(3)	Amended and Restated Certificate of Incorporation.

3.2(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.2(5)	Bylaws.

4.1(5)	Specimen Unit Certificate.

4.2(5)	Specimen Class A Common Stock Certificate.

4.3(5)	Specimen Warrant Certificate.

4.4(3)	Warrant Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

4.5(6)	Description of Securities of the Registrant.

10.1(5)	Promissory Note, dated September 2, 2020, issued to Golden Falcon Sponsor Group, LLC.

10.2(5)	Subscription Agreement, dated September 2, 2020, between the Registrant and Golden Falcon Sponsor Group, LLC.

10.3(3)	Letter Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.4(3)	Letter Agreement, dated December 17, 2020, between the Company and each of the executive officers and directors of the Company.

10.5(3)	Investment Management Trust Agreement, dated December 17, 2020, between the Registrant and Continental Stock Transfer & Trust Company.

10.6(4)	Amendment to the Investment Management Trust Agreement, dated December 20, 2022, between the Registrant and Continental Stock Transfer & Trust Company.

10.7(3)	Registration Rights Agreement, dated December 17, 2020, among the Company, Golden Falcon Sponsor Group, LLC and certain securityholders.

10.8(3)	Private Placement Warrants Purchase Agreement, dated December 17, 2020, between the Company and Golden Falcon Sponsor Group, LLC.

10.9(3)	Administrative Services Agreement, dated December 17, 2020, between the Company and Full Circle Capital Services Limited.

10.10(3)	Form of Indemnity Agreement.

10.11(7)	Promissory Note dated September 13, 2021.

10.12(1)	Sponsor Support Agreement, dated as of December 6, 2022, among the Registrant, MNG Havayollari ve Tasimacilik A.S., and the Sponsor Parties.

10.13(2)	Amendment to Sponsor Support Agreement, dated as of February 14, 2023, by and among the Registrant, MNG Havayollari ve Tasimacilik A.S., and the Sponsor Persons (as defined in the Sponsor Support Agreement filed with the SEC on December 12, 2022 as Exhibit 10.1 of the Current Report on Form 8-K).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1(1)	Registration Rights and Lock-Up Agreement, dated as of December 6, 2022, by and among MNG Havayollari ve Tasimacilik A.S. and the stockholders of the Registrant and MNG Havayollari ve Tasimacilik A.S., parties thereto.

99.2(2)	Amendment to Registration Rights and Lock-Up Agreement, dated as of February 14, 2023, by and among MNG Havayollari ve Tasimacilik A.S. and the stockholders of the Registrant and MNG Havayollari ve Tasimacilik A.S., parties thereto.

99.3(1)	Shareholders Statement, dated as of December 6, 2022, by and among, MNG Havayollarĺ ve Taşĺmacĺlĺk Anonim ŞShareirketi, Merlin HoldCo, LLC, Merlin IntermediateCo, LLC, Merlin FinCo, LLC, Merlin Merger Sub, Inc. and the Registrant, and the shareholders of MNG Havayollarĺ ve Taşĺmacĺlĺk Anonim ŞShareirketi, party thereto.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.

101.LAB*	Inline XBRL Taxonomy Label Document.

101.PRE*	Inline XBRL Definition Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the SEC on December 12, 2022.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the SEC on February 23, 2023.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the SEC on December 22, 2020.
(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the SEC on December 27, 2022.
(5)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-251058), filed with the SEC on December 1, 2020.
(6)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-39816), filed with the SEC on March 31, 2022.
(7)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39816), filed with the SEC on November 16, 2021.

ITEM 16. FORM 10-K SUMMARY

None

GOLDEN FALCON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Golden Falcon Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet
s
of Golden Falcon Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company does not consummate a business combination by June 22, 2023, there will be a mandatory liquidation and a subsequent dissolution of the Company, and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our
audit
s
in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit
s
included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit
s
also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit
s
provide a reasonable basis for our opinion.
/s/ Marcum

LLP
Marcum LLP

We have served as the Company’s auditor since 2020.
New York, NY
March
27
, 2023

GOLDEN FALCON ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$23,935	$11,880
Prepaid expenses	91,508	194,875

Total Current Assets	115,443	206,755
Cash and marketable securities held in Trust Account	42,563,076	345,170,839

TOTAL ASSETS	$42,678,519	$345,377,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,176,154	$258,427
Income taxes payable	365,164	—

Total Current Liabilities	2,541,318	258,427
Non-current Liabilities:
Convertible promissory note – related party, at fair value	482,600	259,600
Deferred underwriting fee payable	5,709,133	12,075,000
Warrant liabilities	3,922,500	16,458,810

Total Liabilities	12,655,551	29,051,837
Commitments and Contingencies
Class A common stock subject to possible redemption; 4,208,579 and 34,500,000 shares at redemption value at December 31, 2022 and 2021, respectively	42,157,863	345,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 4,208,579 and 34,500,000 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2022 and 2021	863	863
Additional paid-in capital	4,258,331	—
Accumulated deficit	(16,394,089)	(28,675,106)

Total Stockholders’ Deficit	(12,134,895)	(28,674,243)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,678,519	$345,377,594

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Formation and operational costs	$2,893,920	$1,834,493

Loss from operations	(2,893,920)	(1,834,493)
Other income (expense):
Interest income - bank	15	—
Interest earned on marketable securities held in Trust Account	4,759,341	155,704
Unrealized (loss) gain on marketable securities held in Trust Account	(122)	5,765
Partial reversal of transaction costs incurred in connection with IPO	350,123	—
Change in fair value of convertible promissory note – related party	(11,080)	60,511
Change in fair value of warrant liabilities	12,536,310	20,935,690

Total other income (expense), net	17,634,587	21,157,670
Income before provision for income taxes	14,740,667	19,323,177
Provision for income taxes	(938,164)	—

Net income	$13,802,503	$19,323,177

Basic and diluted weighted average shares outstanding, Class A common stock	33,587,108	34,500,000

Basic and diluted net income per share, Class A common stock	$0.33	$0.45

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000

Basic and diluted net income per share, Class B common stock	$0.33	$0.45

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	—	$—	8,625,000	$863	$—	$(47,998,283)	$(47,997,420)
Net income	—	—	—	—	—	19,323,177	19,323,177

Balance – December 31, 2021	—	—	8,625,000	863	—	(28,675,106)	(28,674,243)
Re-measurement for Class A common stock to redemption amount	—	—	—	—	(1,846,499)	(1,660,864)	(3,507,363)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	89,086	139,378	228,464
Shareholder non-redemption agreement	—	—	—	—	747,500	—	747,500
Shareholder non-redemption agreement	—	—	—	—	(747,500)	—	(747,500)
Partial reversal of transaction costs incurred in connection with IPO	—	—	—	—	6,015,744	—	6,015,744
Net income	—	—	—	—	—	13,802,503	13,802,503

Balance – December 31, 2022	—	$—	8,625,000	$863	$4,258,331	$(16,394,089)	$(12,134,895)

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net income	$13,802,503	$19,323,177
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(12,536,310)	(20,935,690)
Change in fair value of convertible promissory note	11,080	(60,511)
Interest earned on marketable securities held in Trust Account	(4,759,341)	(155,704)
Partial reversal of transaction costs incurred in connection with IPO	(350,123)	—
Unrealized loss (gain) on marketable securities held in Trust Account	122	(5,765)
Changes in operating assets and liabilities:
Prepaid expenses	103,367	348,475
Accounts payable and accrued expenses	1,917,727	186,917
Income taxes payable	365,164	—

Net cash used in operating activities	(1,445,811)	(1,299,101)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	1,017,482	—
Cash withdrawn from Trust Account in connection with Class A redemptions	306,349,500	—

Net cash provided by investing activities	307,366,982	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note—related party	440,384	320,111
Redemption of Class A common stock	(306,349,500)	—

Net cash (used in) provided by financing activities	(305,909,116)	320,111

Net Change in Cash	12,055	(978,990)
Cash – Beginning of period	11,880	990,870

Cash – End of period	$23,935	$11,880

Non-Cash Investing and Financing activities:
Re-measurement for Class A common stock to redemption amount	$3,507,363	$—

Proceeds received in excess of fair value of convertible promissory note	$228,464	$—

Supplemental Cash Flow Information
Income taxes paid	$573,000	$—

The accompanying notes are an integral part of the financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
On December 12, 2022, the Company filed a Form
8-K
with the Securities and Exchange Commission to report that on December 6, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with MNG Havayollari ve Tasimacilik A.S., a joint stock corporation organized under the laws of Turkey (“MNG”), Merlin HoldCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of MNG (“HoldCo”), Merlin IntermediateCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of HoldCo (“IntermediateCo”), Merlin FinCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of HoldCo (“FinCo”), and Merlin Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of IntermediateCo (“Merger Sub”). If the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by the Company’s stockholders, and the Business Combination is subsequently completed, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger, as a result of which the Company will become an indirect, wholly-owned subsidiary of MNG (the “proposed transaction”). At the effective time of the merger, each issued and outstanding share of Class A Common Stock (other than any shares of the Company’s Class A Common Stock held in treasury or owned by MNGA, Merger Sub or any wholly-owned subsidiary of MNGA or the Company immediately prior to the Effective Time) will be converted automatically into, and the holder of such shares of Class A Common Stock will be entitled to receive, for each share of Class A Common Stock, one MNGA ADS (and the MNGA Ordinary Share represented thereby) after giving effect to the Stock Split.
In connection with the proposed transaction, MNGA intends to file a Registration Statement on
Form F-4 with
the U.S. Securities and Exchange Commission, which will include a proxy statement/prospectus and certain other related documents, which will be both the proxy statement to be distributed to holders of shares of the Company’s common stock in connection with the Company’s solicitation of proxies for the vote by its stockholders with respect to the proposed transaction and other matters as may be described in the definitive proxy statement, as well as a prospectus relating to the offer and sale of the securities of MNGA to be issued in the proposed transaction. The definitive proxy statement/prospectus will be sent to all of the Company’s stockholders as of a record date to be established for voting on the transaction. The Company also entered into a Sponsor Support Agreement and a Registration Rights and
Lock-Up
Agreement. Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, MNG and additional holders of founder shares entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor Persons agreed to (a) support and vote their founder shares in favor of the Business Combination Agreement and the other transaction agreements to which the Company is or will be a party and the Business Combination; (b) subject their founder shares to certain transfer restrictions; and (c) after the Effective Time, for as long as the Sponsor (or a permitted transferee of Sponsor) holds MNG Warrants, any exercise by Sponsor (or a Permitted Transferee of the Sponsor) of such MNG Warrants will only be done on a cash (and not a cashless) basis. Concurrently with the execution and delivery of the Business Combination Agreement, MNG, the Sponsor and the other parties thereto entered into the Registration Rights and
Lock-up
Agreement, pursuant to which MNG agreed, among other things, to file a registration statement to register the resale of certain securities of MNG held by the Holders and to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back
provisions and coordinated offerings. MNG Ordinary Shares or MNG ADSs beneficially owned or owned of record by the holders are subject to lock-up
provisions as set forth in the Registration Rights and
Lock-Up
Agreement. A copy of each of the foregoing agreements was included as an exhibit to the Current Report on Form
8-K
filed with the SEC on December 12, 2022 and are also filed as exhibits to this Annual Report. A copy of each of the amendments to the Sponsor Support Agreement and the Registration Rights and
Lock-Up
Agreement were included as exhibits to the Current Report on Form
8-K
filed with the SEC on February 21, 2023 and are also filed as exhibits to this Annual Report.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, and after entering into the Business Combination Agreement, completing the proposed transaction. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below), along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the convertible promissory note. Golden Falcon Sponsor Group, LLC (the “Sponsor”) may provide additional funds to the Company for working capital purposes for identifying and performing due diligence on potential targets for a Business Combination. Based on the foregoing, on September 13, 2021, the Company issued a convertible promissory note for working capital purposes in the amount of $1,000,000 with a warrant conversion option (see Note 5).
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
Transaction costs amounted to $19,455,706, consisting of $6,900,000 of underwriting fees, net of reimbursement, $12,075,000 of deferred underwriting fees and $480,706 of other offering costs. See Note 6 for a description of the amended underwriting agreement.
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
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination (ii) by means of a tender offer (iii) or in connection with an extension vote (see Note 5). The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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
The initial stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares, if any, held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
On December 20, 2022, the Company held a special meeting in lieu of its 2022 annual meeting of stockholders (the “Special Meeting”) at which the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) and an amendment to the Investment Management Trust Agreement, dated as of December 17, 2020 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, (the “Trust Amendment”). The Charter Amendment and the Trust Amendment extend the date by which the Company must consummate its initial business combination (the “Extension”) from December 22, 2022 to June 22, 2023, or such earlier date as determined by the Company’s board of directors (such later date, the “Extended Date”).
In connection with the stockholder vote to approve the Extension, the holders of 30,291,421 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of approximately $306.3 million, leaving approximately $42.6 million in the Trust Account, after this redemption.
The Company has until the Extended Date to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. As of December 31, 2022, the Company has withdrawn $1,017,482 from the interest earned on the Trust Account to pay the Company’s franchise and income taxes.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact of this ongoing military action on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Liquidity and Capital Resources; Going Concern
As of December 31, 2022, the Company had $23,935 in its operating bank account, $42,563,076 in cash held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $2,020,661, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for additional franchise taxes payable of $40,050 or income taxes payable of $365,164. As of December 31, 2022, $3,912,576 of the amount on deposit in the Trust Account represented interest income. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. Through December 31, 2022, $1,017,482 was withdrawn from the Trust Account to pay the Company’s franchise and income tax obligations.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. The Company had drawn an aggregate of $760,495 under the convertible promissory note as of December 31, 2022, which includes drawdowns of $120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $150,000 on January 31, 2022, $150,000 on March 31, 2022, $27,384 on November 9, 2022, and $113,000 on December 27, 2022. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.
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
Presentation of Financial Statements – Going Concern, pursuant to its Amended and Restated Certificate of Incorporation, the Company has until June 22, 2023, or such earlier date as determined by our board of directors, to consummate a Business Combination. If a Business Combination is not consummated by June 22, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 22, 2023, it is uncertain that the Company will be able to consummate a Business Combination by June 22, 2023. This, as well as its liquidity condition, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
At December 31, 2022, the entirety of the trust account, after the redemption payments, was deposited into a cash operating account maintained by the trustee. On January 5, 2023, the Company reinvested $42,563,076 of funds previously held in the trustee’s cash operating account as of December 31, 2022 into U.S Treasury Bills. At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest income is included in interest earned on the marketable securities held in the Trust Account whereas the gains and losses resulting from the change in fair value of the securities held in the Trust Account are included in unrealized gains and losses on marketable securities in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Convertible Promissory Note—Related Party
The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, each drawdown date, and each balance sheet date thereafter. Differences between the face value of the note and fair value at each drawdown date are recognized as either an expense in the statements of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the statements of operations. Changes in the estimated fair value of the note are recognized as non-cash
change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert into private warrants was valued utilizing the closed-form model.
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
At December 31, 2021 and December 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

	Value	Shares

Gross proceeds from Initial Public Offering	$345,000,000	34,500,000
Less:
Proceeds allocated to Public Warrants	(18,975,000)	—
Class A common stock issuance costs	(18,386,307)	—
Plus:
Re-measurement of carrying value to redemption amount	37,361,307	—

Class A common stock subject to possible redemption – December 31, 2021	345,000,000	34,500,000
Plus:
Redemptions	(306,349,500)	(30,291,421)
Re-measurement of carrying value to redemption amount	3,507,363	—

Class A common stock subject to possible redemption – December 31, 2022	$42,157,863	4,208,579

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of December 31, 2022 and 2021, there were 4,208,579 and 34,500,000, respectively, shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$10,982,303	$2,820,200	$15,458,542	$3,864,635
Denominator:
Basic and diluted weighted average shares outstanding	33,587,108	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common share	$0.33	$0.33	$0.45	$0.45
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note (see Note 10).
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On September 2, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. In December 2020, the Company effected a
1,437,500-stock
dividend, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,125,000 shares of Class B common stock that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.
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
In September 2020, we issued 7,187,500 founder shares to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.003 per share. In December 2020, we effected a stock dividend and, as a result, our Sponsor currently holds 8,445,000 founder shares and each of our five independent directors currently holds 36,000 founder shares, such that our initial stockholders own an aggregate of 8,625,000 founder shares.
Administrative Support Agreement
The Company entered into an agreement, commencing on December 22, 2020, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For each of the years ended December 31, 2022 and 2021, the administrative fees were $120,000. For the year ended December 31, 2021, the Company reimbursed such affiliate of the Sponsor for certain costs incurred on the Company’s behalf in the amounts of $9,313. Such amounts are included in formation and operational costs in the accompanying statements of operations.
Convertible Promissory Note—Related Party
On September 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to the convertible promissory note. The convertible promissory note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement

Warrants. At December 31, 2022, there was $760,495 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The change in the fair value of the note recorded in the statements of operations for the year ended December 31, 2022, was $11,080, resulting in a fair value of the convertible note of $482,600. For the year ended December 31, 2021, the change in fair value of the note recorded in the statements of operations was $60,511, resulting in a fair value of the convertible note of $259,600 (see Note 10).
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no amount was outstanding under the Working Capital Loans other than the amounts discussed under the Convertible Promissory note above.
Non-redemption
Agreement
On December 15, 2022, the Sponsor entered into
Non-Redemption
Agreements with various stockholders of the Company pursuant to which these stockholders have committed not to redeem their Golden Falcon shares in connection with the Special Meeting held on December 16, 2022, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 230,000 shares of Class A Common Stock. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Class B Common Stock to the
Non-Redeeming
Stockholders at the closing of the Business Combination. Each Stockholder committed to maintain at least 9.9% of the identified stock and in return will obtain 50% of the identified stock as Class B common Stock. The Company estimated the aggregate fair value of the 115,000 founders shares attributable to the
Non-Redeeming
Stockholders to be $747,500 or $6.50 per share. Each
Non-Redeeming
Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in
capital to recognize the fair value of the shares transferred as an offering cost.
The fair value of the founders shares was based on the following significant inputs:

December 22, 2022
Risk-free interest rate	4.68%
Remaining life of SPAC (assuming the Extended Date)	0.44
Value in no De-SPAC scenario	$10.00
Probability of transaction	65.00%
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
Concurrently with the execution and delivery of the Business Combination Agreement, MNG, the Sponsor and the other parties thereto (together with the Sponsor, the “Holders”) entered into a registration rights and lock-up
agreement (as amended, the “Registration Rights and
Lock-Up
Agreement”), pursuant to which MNG agreed, among other things, to file a registration statement to register the resale of certain securities of MNG held by the Holders and to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back
provisions and coordinated offerings. MNG Ordinary Shares or MNG ADSs beneficially owned or owned of record by the holders are subject to lock-up
provisions as set forth in the Registration Rights and
Lock-Up
Agreement.
Underwriting Agreement
The underwriters were initially entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate contingent upon the consummation of the Initial Business Combination.
On December 6, 2022, the representatives in the Initial Public Offering, agreed, on behalf of the underwriters, to a reduction of their deferred underwriting fee of $0.35 per Unit. Pursuant to an amendment to the underwriting agreement, the deferred underwriting fee from any remaining funds on deposit in the Trust Account and/or any other funds available in connection with the Business Combination, which will be payable at closing of the Business Combination is as follows: (i) $5,000,000 of the deferred underwriting fee (the “Minimum Deferred Underwriting Fee”) will be due and payable in cash to the underwriters, upon the closing of the Business Combination irrespective of the amount of Available Cash (as defined in the Business Combination Agreement); (ii) if the Available Cash is equal to or greater than $30.0 million and up to $100.0 million, an additional amount equal to up to $4.0 million of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $4.0 million; and (iii) if the Available Cash is equal to or greater than $100.0 million and up to $345.0 million, an additional amount of up to $3,075,000 of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $3,075,000 (such additional amounts in clauses (ii) and (iii) being referred to herein as an “Incremental Deferred Underwriting Commission,” and together with the Minimum Deferred Underwriting Fee, the “Deferred Underwriting Fee”). As a result of the amendment, the reduction in deferred fees was split on a pro rata basis between additional paid-in
capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the Initial Public Offering. Therefore, the deferred underwriting fee was reduced by $6,365,867, of which $350,123 is shown in the condensed statement of operations as the partial reversal of transaction costs incurred in connection with IPO and $6,015,744 is charged to additional paid-in
capital in the statement of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $5,709,133.
The Deferred Underwriting Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, as amended as discussed above.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 4,208,579 and 34,500,000, respectively, shares of Class A common stock issued and outstanding, all of which are subject to possible redemption, and are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of December 31, 2022 and 2021, there were 17,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of December 31, 2022 and 2021, there were 8,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. INCOME TAX
The Company’s net deferred tax assets at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$—	$26,028
Startup/Organization Expenses	504,571	345,450
Unrealized gain on marketable securities held in Trust Account	—	(4,978)

Total deferred tax assets, net	504,571	366,500
Valuation Allowance	(504,571)	(366,500)

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision (benefit) for the years ended December 31, 2022 and 2021 consists of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Federal
Current	$938,164	$—
Deferred benefit	(138,071)	(351,335)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	138,071	351,335

Income tax provision	$938,164	$—

As of December 31, 2022 and 2021, the Company had $0 and $123,943 of U.S. federal net operating loss carryovers available to offset future taxable income. These net operating loss carryovers do not expire and may offset up to 80% of taxable income in any given year.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $138,071 and $351,335, respectively.
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
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Change in fair value of warrant liabilities	(17.85)%	(22.75)%
Change in fair value of Convertible Promissory Note	0.02%	(0.07)%
Reduction in deferred underwriting fees	(0.50)%	0.00%
Business combination expenses	2.74%	0.00%
Fair value of warrant liability in excess of proceeds from Private Placement	0.00%	0.00%
Delaware Franchise Tax – Fines and Penalties	0.02%	0.00%
Change in valuation allowance	0.94%	1.82%

Income tax provision	6.36%	0.00%
The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns since inception remain open to examination by the taxing authorities.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022(1)	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$—	1	$345,170,839
Liabilities:
Warrant liabilities—Public Warrants	1	2,587,500	1	$10,857,150
Warrant liabilities—Private Placement Warrants	2	1,335,000	2	$5,601,660
Convertible promissory note– related party	3	482,600	3	$259,600

(1)	As of December 31, 2022, the entirety of the marketable securities held in the trust account were deposited into the cash operating account maintained by the trustee

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
The estimated fair value of the convertible promissory note was based on the following significant inputs:

	December 31, 2021	December 31, 2022
Risk-free interest rate	1.30%	4.12%
Time to Expiration (in years)	5.48	0.4
Expected volatility	13.0%	1.7%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$9.78	$10.00
Probability of transaction	75.00%	65.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory note for the year ended December 31, 2022:

December 31, 2022
Fair value as of January 1	$259,600
Borrowing during the year ended December 31, 2022	440,384
Proceeds received in excess of initial fair value of convertible promissory note	(228,464)
Change in fair value	11,080
Fair value as of December 31, 2022	$482,600
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022 for the convertible promissory note.
The following table presents the changes in the fair value of the Level 3 convertible promissory note as of December 31, 2021:

December 31, 2021
Fair value as of January 1, 2021	$—
Borrowing during the year ended December 31, 2021	320,111
Change in fair value	(60,511)

Fair value as of December 31, 2021	$259,600
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021 for the convertible promissory note.

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

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On January 5, 2023, the Company reinvested $42,563,076 of funds previously held in the trustee’s cash operating account as of December 31, 2022 into U.S Treasury Bills.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Falcon Acquisition Corp.

Dated: March 27, 2023	By:	/s/ Makram Azar
Makram Azar
Chief Executive Officer

Dated: March 27, 2023	By:	/s/ Eli Muraidekh
Eli Muraidekh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2023.

Signatures	Capacity in Which Signed

/s/ Makram Azar	Chief Executive Officer
Makram Azar	(Principal Executive Officer)

/s/ Scott J. Freidheim	Chairman
Scott J. Freidheim

/s/ Eli Muraidekh	Chief Financial Officer
Eli Muraidekh	(Principal Financial and Accounting Officer)

/s/ Xavier Rolet, KBE	Director
Xavier Rolet, KBE

/s/ Dominique D’Hinnin	Director
Dominique D’Hinnin

/s/ I. Martin Pompadur	Director
I. Martin Pompadur

/s/ Isabelle Amiel Azoulai	Director
Isabelle Amiel Azoulai

/s/ Mikael Breuer-Weil	Director
Mikael Breuer-Weil