Form 10-Q
period 2023-03-31
Golden Falcon Acquisition Corp.
filed 2023-05-22
CIK 1823896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
the Exchange Act).    Yes  ☒    No  ☐
As of May 22, 2023, there were 4,208,579 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN FALCON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GOLDEN FALCON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$103,968	$23,935
Prepaid expenses	114,012	91,508

Total Current Assets	217,980	115,443
Cash and marketable securities held in Trust Account	42,940,237	42,563,076

TOTAL ASSETS	$43,158,217	$42,678,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,079,327	$2,176,154
Income taxes payable	442,279	365,164

Total Current Liabilities	3,521,606	2,541,318
Non-current Liabilities:
Convertible promissory note – related party, at fair value	713,300	482,600
Deferred underwriting fee payable	5,709,133	5,709,133
Warrant liabilities	6,276,000	3,922,500

Total Liabilities	16,220,039	12,655,551

Commitments and Contingencies
Class A common stock subject to possible redemption; 4,208,579 shares at redemption value at March 31, 2023 and December 31, 2022, respectively	42,447,959	42,157,863
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 4,208,579 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	4,092,335	4,258,331
Accumulated deficit	(19,602,979)	(16,394,089)

Total Stockholders’ Deficit	(15,509,781)	(12,134,895)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$43,158,217	$42,678,519

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operational costs	$1,187,689	$387,608

Loss from operations	(1,187,689)	(387,608)
Other income (expense):
Interest income – bank	3	—
Interest earned on marketable securities held in Trust Account	417,211	174,761
Unrealized gain on marketable securities held in Trust Account	—	65,646
Change in fair value of convertible promissory note	(7,800)	132,122
Change in fair value of warrant liabilities	(2,353,500)	9,398,310

Other income (expense), net	(1,944,086)	9,770,839
(Loss) income before provision for income taxes	(3,131,775)	9,383,232
Provision for income taxes	(77,115)	—

Net (loss) income	$(3,208,890)	$9,383,232

Basic and diluted weighted average shares outstanding, Class A common stock	4,208,579	34,500,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.25)	$0.22

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.25)	$0.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	8,625,000	$863	$4,258,331	$(16,394,089)	$(12,134,895)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	124,100	—	124,100
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(290,096)	—	(290,096)
Net loss	—	—	—	—	—	(3,208,890)	(3,208,890)

Balance – March 31, 2023	—	$—	8,625,000	$863	$4,092,335	$(19,602,979)	$(15,509,781)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	8,625,000	$863	$—	$(28,675,106)	$(28,674,243)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(161,196)	(161,196)
Proceeds received in excess of initial fair value of convertible promissory note	—	—	—	—	—	139,378	139,378
Net income	—	—	—	—	—	9,383,232	9,383,232

Balance – March 31, 2022	—	$—	8,625,000	$863	$—	$(19,313,692)	$(19,312,829)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,208,890)	$9,383,232
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	2,353,500	(9,398,310)
Change in fair value of convertible promissory note	7,800	(132,122)
Interest earned on marketable securities held in Trust Account	(417,211)	(174,761)
Unrealized loss (gain) on marketable securities held in Trust Account	—	(65,646)
Changes in operating assets and liabilities:
Prepaid expenses	(22,504)	53,124
Accounts payable and accrued expenses	903,173	237,975
Income taxes payable	77,115	—

Net cash used in operating activities	(307,017)	(96,508)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	40,050	—

Net cash provided by investing activities	40,050	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	347,000	300,000

Net cash provided by financing activities	347,000	300,000

Net Change in Cash	80,033	203,492
Cash—Beginning of period	23,935	11,880

Cash—End of period	$103,968	$215,372

Non-cash Investing and Financing Activities:
Remeasurement for Class A common stock to redemption amount	$290,096	$161,196

Proceeds received in excess of initial fair value of convertible promissory note	$124,100	$139,378

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

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
In connection with the proposed transaction, MNGA filed a Registration Statement on Form
F-4
with the U.S. Securities and Exchange Commission, which included a proxy statement/prospectus and certain other related documents, which will be both the proxy statement to be distributed to holders of shares of the Company’s common stock in connection with the Company’s solicitation of proxies for the vote by its stockholders with respect to the proposed transaction and other matters as described in the definitive proxy statement, as well as a prospectus relating to the offer and sale of the securities of MNGA to be issued in the proposed transaction. The definitive proxy statement/prospectus will be sent to all of the Company’s stockholders as of a record date to be established for voting on the transaction. Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor, MNG and additional holders of founder shares entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor Persons agreed to (a) support and vote their founder shares in favor of the Business Combination Agreement and the other transaction agreements to which the Company is or will be a party and the Business Combination; (b) subject their founder shares to certain transfer restrictions; and (c) after the Effective Time, for as long as the Sponsor (or a permitted transferee of Sponsor) holds MNG Warrants, any exercise by Sponsor (or a Permitted Transferee of the Sponsor) of such MNG Warrants will only be done on a cash (and not a cashless) basis. Concurrently with the execution and delivery of the Business Combination Agreement, MNG, the Sponsor and the other parties thereto entered into the Registration Rights and
Lock-up
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
Lock-Up
Agreement. A copy of each of the foregoing agreements was included as an exhibit to the Current Report on Form
8-K
filed with the SEC on December 12, 2022. A copy of each of the amendments to the Sponsor Support Agreement and the Registration Rights and
Lock-Up
Agreement were included as exhibits to the Current Report on Form
8-K
filed with the SEC on February 21, 2023.
As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, and after entering into the Business Combination Agreement, completing the proposed transaction. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below), along with non-operating
income or expense related to the change in fair value of the warrant liabilities and the convertible promissory note. Golden Falcon Sponsor Group, LLC (the “Sponsor”) may provide additional funds to the Company for working capital purposes for identifying and performing due diligence on potential targets for a Business Combination. Based on the foregoing, on September 13, 2021, the Company issued a convertible promissory note for working capital purposes in the amount of $1,000,000 with a warrant conversion option (see Note 5). On May 1, 2023, in the amended and restated convertible promissory note, effective March 1, 2023, the Sponsor agreed to increase the aggregate amount to be drawn on the convertible promissory note for working capital purposes to $2,000,000.
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
Transaction costs amounted to $19,455,706, consisting of $6,900,000 of underwriting fees, net of reimbursement, $12,075,000 of deferred underwriting fees and $480,706 of other offering costs. On December 6, 2022, the representatives in the Initial Public Offering, agreed, on behalf of the underwriters, to a reduction of their deferred underwriting fee of $0.35 per Unit. Pursuant to an amendment to the underwriting agreement, the deferred underwriting fee from any remaining funds on deposit in the Trust Account and/or any other funds available in connection with the Business Combination, which will be payable at closing of the Business Combination is as follows: (i) $5,000,000 of the deferred underwriting fee (the “Minimum Deferred Underwriting Fee”) will be due and payable in cash to the underwriters, upon the closing of the Business Combination irrespective of the amount of Available Cash (as defined in the Business Combination Agreement); (ii) if the Available Cash is equal to or greater than $30.0 million and up to $100.0 million, an additional amount equal to up to $4.0 million of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $4.0 million; and (iii) if the Available Cash is equal to or greater than $100.0 million and up to $345.0 million, an additional amount of up to $3,075,000 of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $3,075,000 (such additional amounts in clauses (ii) and (iii) being referred to herein as an “Incremental Deferred Underwriting Commission,” and together with the Minimum Deferred Underwriting Fee, the “Deferred Underwriting Fee”). As a result of the amendment, the reduction in deferred fees was split on a pro rata basis between additional paid-in
capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the Initial Public Offering. Therefore, the deferred underwriting fee was reduced by $6,365,867 during t
he three months ended December 31, 2022, of which $350,123
was s
hown in th
e s
tatement of operations for the year ended December 31, 2022, as the partial reversal of transaction costs incurred in connection with the Initial Public Offering and $6,015,744 was c
harged to additional
paid-in
capital in the statement of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $5,709,133.
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
MARCH 31, 2023

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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Company has withdrawn from the Trust Account amounts totaling $1,017,482 and $40,050 during the year ended December 31, 2022 and for the three months ended March 31, 2023, respectively, to pay the Company’s franchise and income tax obligations.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(COVID-19)
as a pandemic which continues to spread throughout the United States and the World. As of the date the condensed unaudited financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible thatCOVID-19could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Liquidity and Capital Resources; Going Concern
As of March 31, 2023, the Company had $103,968 in its operating bank account, $42,940,237 in cash held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $2,811,347, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for additional franchise taxes payable of $50,000 or income taxes payable of $442,279. As of March 31, 2023, $417,211 of the amount on deposit in the Trust Account represented interest income. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. The Company has withdrawn from the Trust Account amounts totaling $1,017,482 and $40,050 for the year ended December 31, 2022 and for the three months ended March 31, 2023, respectively, to pay the Company’s franchise and income tax obligations.
The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. On May 1, 2023, in the amended and restated convertible promissory note, effective March 1, 2023, the Sponsor agreed to increase the aggregate amount to be drawn on the convertible promissory note for working capital purposes to $2,000,000. The Company had drawn an aggregate of $1,107,495 under the convertible promissory note as of March 31, 2023, which includes drawdowns of $120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $150,000 on January 31, 2022, $150,000 on March 31, 2022, $27,384 on November 9, 2022, $113,000 on December 27, 2022, $59,000 on January 17, 2023, and $288,000 on March 24, 2023. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

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
for the year ended December 31, 2022, as filed with the SEC on March 27, 2023. The accompanying condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements included in the Form
10-K.
The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
At March 31, 2023, substantially all of the assets held in the Trust Account were held in a money market fund which is primarily invested in U.S. Treasury securities. At December 31, 2022, the entirety of the trust account, after the redemption payments, was deposited into a cash operating account maintained by the trustee. On January 5, 2023, the Company reinvested $42,563,076 of funds previously held in the trustee’s cash operating account as of December 31, 2022 into a money market fund which is primarily invested in U.S Treasury Bills. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest income is included in interest earned on the marketable securities held in the Trust Account whereas the gains and losses resulting from the change in fair value of the securities held in the Trust Account are included in unrealized gains and losses on marketable securities in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
MARCH 31, 2023

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
At December 31, 2022 and March 31,
2023
, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

	Value	Shares
Class A common stock subject to possible redemption – December 31, 2021	$345,000,000	34,500,000
Less:
Redemptions	(306,349,500)	(30,291,421)
Plus:
Remeasurement of carrying value to redemption amount	3,507,363	—

Class A common stock subject to possible redemption – December 31, 2022	42,157,863	4,208,579
Plus:
Remeasurement of carrying value to redemption amount	290,096	—

Class A common stock subject to possible redemption – March 31, 2023	$42,447,959	4,208,579

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements carrying amounts and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rates were (2.46%) and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates differ from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, respectively, due to changes in fair value of warrant liability, changes in fair value of convertible promissory note, and the valuation allowance on the deferred tax assets.
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
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

Net (Loss) Income Per Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating (loss) income per common share.
Re-measurement
associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events, and (iii) any warrants that could be acquired through conversion of convertible debt. As of March 31, 2023 and 2022, there were 4,208,579 and 34,500,000 shares of Class A common stock in the aggregate which does not include the warrants that could be issued as a result of the conversion option in the convertible promissory note. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(1,052,307)	$(2,156,583)	$7,506,586	1,876,646
Denominator:
Basic and diluted weighted average shares outstanding	4,208,579	8,625,000	34,500,000	8,625,000
Basic and diluted (loss) income per common share	$(0.25)	$(0.25)	$0.22	$0.22
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
MARCH 31, 2023

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
Recent Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”)
2016-13
– Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU
2016-13”). This
update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2016-13
on January 1, 2023. The adoption of ASU
2016-13
did not have a material impact on its financial statements. The marketable securities held in the trust account primarily consist of money market funds which the Compan
y classifies a
s trading securities and are accounted for under ASC 320, Debt and Equity Securities. ASC 320 requires any unrealized gain/loss to be recognized through earnings. Based on the guidance referenced above, financial assets in which the fair value is measured through net incom
e are n
ot within the scope of ASC 326, thus the marketable securities held in the trust account are excluded.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06—“Contracts
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
MARCH 31, 2023

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
Administrative Support Agreement
The Company entered into an agreement, commencing on December 22, 2020, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month, for up to 24 months, for certain administrative, research, transaction and other support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, administrative fees were $30,000 of which $20,000 were unpaid in accrued expenses and accounts payable. For the three months ended March 31, 2022, administrative fees were $30,000 of which $20,000 were unpaid in accrued expenses.
Convertible Promissory Note—Related Party
On September 13, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to the convertible promissory note. On May 1, 2023, in the amended and restated convertible promissory note, effective March 1, 2023, the Sponsor agreed to increase the aggregate amount to be drawn on the convertible promissory note for working capital purposes to $2,000,000. The convertible promissory note is non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the Company’s discretion, the convertible promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2023, there was $1,107,495 of cumulative cash advanced under the convertible promissory note. The convertible promissory note was valued using the fair value method. The change in the fair value of the note recorded in the statements of operations for the period ended March 31, 2023, was $7,800, resulting in a fair value of the convertible note of $713,300. The increase in fair value from the prior valuation a
s of either t
he latest drawdown date of March 24, 202
3 or December 31, 2022, as applicable, w
as appropriately booked to th
e condensed s
tatement of operations. For the year ended December 31, 2022, change in fair value of convertible promissory note – related party was $11,080, resulting in a fair value of the convertible note of $482,600 (see Note 9).

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022,
no
amount was outstanding under the Working Capital Loans other than the amounts discussed under the Convertible Promissory note above.
Non-redemption
Agreement
On December 15, 2022, the Sponsor entered into
Non-Redemption
Agreements with various stockholders of the Company pursuant to which these stockholders have committed not to redeem their Golden Falcon shares in connection with the Special Meeting held on December 16, 2022, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 230,000 shares of Class A Common Stock. In consideration of this agreement, the Sponsor agreed to transfer a portion of its Class B Common Stock to the
Non-Redeeming
Stockholders at the closing of the Business Combination. Each Stockholder committed to maintain at least 9.9% of the identified stock and in return will obtain 50% of the identified stock as Class B common Stock. The Company estimated the aggregate fair value of the 115,000 founders shares attributable to the
Non-Redeeming
Stockholders to be $747,500 or $6.50 per share. Each
Non-Redeeming
Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in
capital to recognize the fair value of the shares transferred as an offering cost during the three months ended December 31, 2022.
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
On December 6, 2022, the representatives in the Initial Public Offering, agreed, on behalf of the underwriters, to a reduction of their deferred underwriting fee of $0.35 per Unit. Pursuant to an amendment to the underwriting agreement, the deferred underwriting fee from any remaining funds on deposit in the Trust Account and/or any other funds available in connection with the Business Combination, which will be payable at closing of the Business Combination is as follows: (i) $5,000,000 of the deferred underwriting fee (the “Minimum Deferred Underwriting Fee”) will be due and payable in cash to the underwriters, upon the closing of the Business Combination irrespective of the amount of Available Cash (as defined in the Business Combination Agreement); (ii) if the Available Cash is equal to or greater than $30.0 million and up to $100.0 million, an additional amount equal to up to $4.0 million of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $4.0 million; and (iii) if the Available Cash is equal to or greater than $100.0 million and up to $345.0 million, an additional amount of up to $3,075,000 of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $3,075,000 (such additional amounts in clauses (ii) and (iii) being referred to herein as an “Incremental Deferred Underwriting Commission,” and together with the Minimum Deferred Underwriting Fee, the “Deferred Underwriting Fee”). As a result of the amendment, the reduction in deferred fees was split on a pro rata basis between additional paid-in
capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the Initial Public Offering. Therefore, the deferred underwriting fee was reduced by $6,365,867 during t
he three months
ended December 31, 2022
, of which $350,123
was s
hown in th
e s
tatement of operations
for the year ended December 31, 2022
, as the partial reversal of transaction costs incurred in connection with the Initial Public Offering and $6,015,744 was c
harged to additional
paid-in
capital in the statement of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $5,709,133.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,208,579, respectively, shares of Class A common stock issued and outstanding, all of which are subject to possible redemption, and are presented as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 8,625,000 shares of Class B common stock issued and outstanding.
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
If the proposed transaction is consummated, pursuant to the Sponsor Support Agreement, the initial stockholders agreed to, among other things, subject the MNG ADSs (and the MNG Ordinary Shares represented thereby) received in the Merger to a vesting schedule. See the Form
F-4
(defined below) filed with the SEC for more information.
NOTE 8. WARRANT LIABILITIES
As of March 31, 2023 and December 31, 2022, there were 17,250,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2023

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
As of March 31, 2023 and December 31, 2022, there were 8,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. If the proposed transaction in consummated, the Private Placement Warrants will not be cancelled but will be converted to private placement warrants of MNG.

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	Level	December 31, 2022 (1)
Assets:
Investments held in Trust Account – Money Market Fund	1	$42,940,237	1	$—
Liabilities:
Warrant liabilities—Public Warrants	1	4,140,000	1	$2,587,500
Warrant liabilities—Private Placement Warrants	2	2,136,000	2	$1,335,000
Convertible promissory note– related party	3	713,300	3	$482,600

(1)	As of December 31, 2022, the entirety of the marketable securities held in the trust account were deposited into the cash operating account maintained by the trustee.
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

GOLDEN FALCON ACQUISITION CORP.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

The estimated fair value of the convertible promissory note was based on the following significant inputs:

	December 31, 2022	March 31, 2023
Risk-free interest rate	4.12%	3.75%
Time to Expiration (in years)	0.4	0.2
Expected volatility	1.7%	3.6%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$10.00	$10.13
Probability of transaction	65.00%	65.00%
The following table presents the changes in the fair value of the Level 3 convertible promissory note for the period ended March 31, 2023:

March 31, 2023
Fair value as of January 1, 2023	$482,600
Borrowings as of January 31, 2023	59,000
Borrowings as of March 31, 2023	288,000
Proceeds received in excess of initial fair value of convertible promissory note	(124,100)
Change in fair value	7,800

Fair value as of March 31, 2023	$713,300
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 for the convertible promissory note.
The following table presents the changes in the fair value of the Level 3 convertible promissory note for the period ended March 31, 2022:

March 31, 2022
Fair value as of January 1, 2022	$259,600
Borrowings as of January 31, 2022	150,000
Borrowings as of March 31, 2022	150,000
Proceeds received in excess of initial fair value of convertible promissory note	(139,378)
Change in fair value	(132,122)

Fair value as of March 31, 2022	$288,100
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as set forth below:
On April 10, 2023, MNGA filed a registration statement on Form
F-4
(File
No. 333-271206)
(the “Form
F-4”)
with the SEC relating to the proposed transaction. On May 8, 2023, MNGA filed Amendment No. 1 to the Form
F-4.
On May 1, 2023, the Company issued to the Sponsor an amended and restated Sponsor Convertible Promissory Note, effective March 1, 2023, which increased the aggregate principal amount that can be withdrawn under the Sponsor Convertible Promissory Note for working capital purposes to $2,000,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations and the potential business combination, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023, as well as Item 1A, Part II of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware corporation structured as a blank check company formed on August 24, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to as our initial business combination. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On December 20, 2022, we held a special meeting at which our stockholders approved an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) and an amendment to the Investment Management Trust Agreement, dated as of December 17, 2020 (the “trust agreement”), by and between us and Continental Stock Transfer & Trust Company (the “Trust Amendment”. The Charter Amendment and the Trust Amendment extend the date by which we must consummate our initial business combination (the “Extension”) from December 22, 2022 to June 22, 2023, or such earlier date as determined by the our board of directors.

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

Proposed Business Combination

Business Combination Agreement

On December 6, 2022, we entered into a business combination agreement (as amended, the “Business Combination Agreement”) with MNG Havayollari ve Tasimacilik A.S., a joint stock corporation organized under the laws of Turkey (“MNG”), Merlin HoldCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of MNG (“HoldCo”), Merlin IntermediateCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of HoldCo (“IntermediateCo”), Merlin FinCo, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of HoldCo (“FinCo”), and Merlin Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of IntermediateCo (“Merger Sub”). If the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by our stockholders, and the Business Combination is subsequently completed, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company after the Merger, as a result of which the Company will become an indirect, wholly-owned subsidiary of MNG (the “Proposed Business Combination”).

Sponsor Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement we, the Sponsor, MNG and additional holders of founder shares (collectively, the “Sponsor Persons”) entered into a sponsor support agreement (as amended, the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor Persons agreed to (a) support and vote their founder shares in favor of the Business Combination Agreement and the other transaction agreements to which the Company is or will be a party and the Business Combination; (b) subject their founder shares to certain transfer restrictions; and (c) after the Effective Time (as defined in the Sponsor Support Agreement), for as long as the Sponsor (or a permitted transferee of Sponsor) holds MNG warrants, any exercise by Sponsor (or a permitted transferee of the Sponsor) of such MNG warrants will only be done on a cash (and not a cashless) basis.

Registration Rights and Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, MNG, the Sponsor and the other parties thereto (together with the Sponsor, the “Holders”) entered into a registration rights and lock-up agreement (as amended, the “Registration Rights and Lock-Up Agreement”), pursuant to which MNG agreed, among other things, to file a registration statement to register the resale of certain securities of MNG held by the Holders and to provide the parties thereto customary demand, shelf and piggy-back rights on secondary offerings, subject to customary cut-back provisions and coordinated offerings. MNG ordinary shares or MNG American depositary shares beneficially owned or owned of record by the holders are subject to lock-up provisions as set forth in the Registration Rights and Lock-Up Agreement.

Shareholders Statement

Concurrently with the execution and delivery of the Business Combination Agreement, the MNG Shareholders (as defined in the MNG Shareholders Statement) executed the MNG Shareholders Statement, pursuant to which, among other things, the MNG Shareholders agreed to support and vote their MNG ordinary shares in favor of the proposals that the MNG Shareholders shall be required to approve in connection with the Business Combination.

Amendments

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

The Proposed Business Combination, the Business Combination Agreement, the Sponsor Support Agreement, the Registration Rights and Lock-Up Agreement and the Shareholders Statement are more fully described in Note 1 to the condensed unaudited financial statements. A copy of each of the foregoing agreements was included as an exhibit to the Current Report on Form 8-K filed with the SEC on December 12, 2022, and were also filed as exhibits to the Form F-4. A copy of each of the amendments to the Business Combination Agreement, the Sponsor Support Agreement and the Registration Rights and Lock-Up Agreement was included as an exhibit to the Current Report on Form 8-K filed with the SEC on February 21, 2023, and are also filed as exhibits to this Annual Report.

Registration Statement on Form F-4

MNG filed a registration statement on Form F-4 (File No. 333-271206) (the “Form F-4”) with the SEC on April 10, 2023, in connection with the Business Combination. The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by the Company’s stockholders of the Business Combination Agreement, the effectiveness of the Form F-4, and other customary closing conditions. On May 8, 2023, MNG filed Amendment No. 1 to the Form F-4.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination and, after signing the Business Combination Agreement, completing the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, along with non-operating income or expense related to the change in fair value of the warrant liabilities and the Sponsor Convertible Promissory Note (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $3,208,890, which consisted of change in fair value of convertible promissory note – related party of $7,800, change in fair value of warrant liabilities of $2,353,500, formation and operational costs of $1,187,689 and provision for income taxes of $77,115, partially offset by interest earned on marketable securities held in the trust account of $417,211, and interest income on bank of $3.

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

On December 6, 2022, the representatives in the Initial Public Offering, agreed, on behalf of the underwriters, to a reduction of their deferred underwriting fee of $0.35 per Unit. Pursuant to an amendment to the underwriting agreement, the deferred underwriting fee from any remaining funds on deposit in the Trust Account and/or any other funds available in connection with the Business Combination, which will be payable at closing of the Business Combination is as follows: (i) $5,000,000 of the deferred underwriting fee (the “Minimum Deferred Underwriting Fee”) will be due and payable in cash to the underwriters, upon the closing of the Business Combination irrespective of the amount of Available Cash (as defined in the Business Combination Agreement); (ii) if the Available Cash is equal to or greater than $30.0 million and up to $100.0 million, an additional amount equal to up to $4.0 million of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $4.0 million; and (iii) if the Available Cash is equal to or greater than $100.0 million and up to $345.0 million, an additional amount of up to $3,075,000 of the deferred underwriting fee will be due and payable in cash to the underwriters upon the closing of the Business Combination, which additional amount will be linearly determined in relation to the amount of the Available Cash and will be at least $0 and up to $3,075,000 (such additional amounts in clauses (ii) and (iii) being referred to herein as an “Incremental Deferred Underwriting Commission,” and together with the Minimum Deferred Underwriting Fee, the “Deferred Underwriting Fee”). As a result of the amendment, the reduction in deferred fees was split on a pro rata basis between additional paid-in capital and other income based upon the original amount of the deferred underwriting fee’s allocation to the liability-classified instruments in the Initial Public Offering. Therefore, the deferred underwriting fee was reduced by $6,365,867 during the three months ended December 31, 2022, of which $350,123 was shown in the statement of operations for the year ended December 31, 2022, as the partial reversal of transaction costs incurred in connection with the Initial Public Offering and $6,015,744 was charged to additional paid-in capital in the statement of stockholders’ deficit. As a result of the reduction, the outstanding deferred underwriting fee payable was reduced to $5,709,133.

For the three months ended March 31, 2023, net cash used in operating activities was $307,017. Net loss of $3,208,890 was affected by the change in fair value of convertible promissory note – related party of $7,800, change in fair value of warrant liabilities of $2,353,500, and interest earned on marketable securities held in Trust Account of $417,211. Changes in operating assets and liabilities provided $957,784 of cash from operating activities due primarily to an increase in accounts payable and accrued liabilities.

For the three months ended March 31, 2022, net cash used in operating activities was $96,508. Net income of $9,383,232 was affected by the change in fair value of warrant liabilities of $9,398,310, change in fair value of convertible promissory note – related party of $132,122, interest earned on marketable securities held in Trust Account of $174,761 and an unrealized gain on marketable securities held in Trust Account of $65,646. Changes in operating assets and liabilities provided $291,099 of cash from operating activities due primarily to an increase in accounts payable and accrued liabilities.

For the three months ended March 31, 2023, net cash provided by investing activities was $40,050 as a result of a withdrawal of interest earned on the Trust Account to pay tax obligations.

For the three months ended March 31, 2022, there were no cash transactions in investing activities.

For the three months ended March 31, 2023, net cash provided by financing activities was $347,000 as a result of the drawdowns on the Sponsor Convertible Promissory note.

For the three months ended March 31, 2022, net cash provided by financing activities was $300,000 as a result of the drawdowns on the Sponsor Convertible Promissory Note.

At March 31, 2023 we had cash held in the Trust Account of $42,940,237. Interest income on the balance in the Trust Account may be used by us to pay taxes. As of March 31, 2023, net cash provided by investing activities was $40,050 as a result of withdrawals of interest earned on the Trust Account to pay our tax obligations.

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

At March 31, 2023, we had cash of $103,968 outside of the Trust Account, accounts payable and accrued expenses of $3,079,327, and income taxes payable of $442,279. We intend to use the funds held outside the Trust Account in addition to the remaining amount unborrowed on the related party convertible promissory note of $891,505 after total draws of $1,017,495, primarily to complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our directors and officers may, but are not obligated to, lend us funds as may be required. If we complete a business combination, we would repay such lent amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such lent amounts but no proceeds from our Trust Account would be used for such repayment. On September 13, 2021, our sponsor agreed to lend us an aggregate of up to $1,000,000 pursuant to a convertible promissory note for working capital purposes (as amended, the “Sponsor Convertible Promissory Note”). On May 1, 2023, in the amended and restated convertible promissory note, effective March 1, 2023, the Sponsor agreed to increase the aggregate amount to be drawn on the Sponsor Convertible Promissory Note for working capital purposes to $2,000,000. At March 31, 2023, there was $1,107,495 of cumulative cash advanced under the Sponsor Convertible Promissory Note.

Going Concern

As of March 31, 2023, the Company had $103,968 in its operating bank account, $42,940,237 in cash held in the Trust Account to be used for a Business Combination, or to repurchase or redeem its stock in connection therewith and a working capital deficit of $2,811,347, which excludes the permitted withdrawal should the Company elect to withdraw from the Trust Account for additional franchise taxes payable of $50,000 or income taxes payable of $442,279. As of March 31, 2023, $417,211 of the amount on deposit in the Trust Account represented interest income. Interest income earned on the Trust Account is available to pay the Company’s tax obligations. The Company has withdrawn from the Trust Account amounts totaling $1,017,482 and $40,050 as of December 31, 2022 and March 31, 2023, respectively, to pay the Company’s franchise and income tax obligations.

The Company may raise additional capital through loans or additional investments from the Sponsor or an affiliate of the Sponsor or certain of its directors and officers. The Sponsor may but is not obligated to (except as described below), lend the Company funds, from time to time in whatever amounts it deems reasonable in its sole discretion, to meet the Company’s working capital needs. On September 13, 2021, the Sponsor agreed to lend the Company an aggregate of up to $1,000,000 for working capital purposes pursuant to a convertible promissory note. On May 1, 2023, in the amended and restated convertible promissory note, effective March 1, 2023, the Sponsor agreed to increase the aggregate amount to be drawn on the convertible promissory note for working capital purposes to $2,000,000. The Company had drawn an aggregate of $1,107,495 under the convertible promissory note as of March 31, 2023, which includes drawdowns of $120,000 on September 13, 2021, $114,311 on October 5, 2021, $70,800 on October 26, 2021, $15,000 on November 29, 2021, $150,000 on January 31, 2022, $150,000 on March 31, 2022, $27,384 on November 9, 2022, $113,000 on December 27, 2022, $59,000 on January 17, 2023, and $288,000 on March 24, 2023. There can be no assurance that the Company will be able to obtain additional financing prior to completing the Business Combination, however. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of its public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of its Business Combination.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for certain administrative, research, transaction and other support services. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. For the three months ended March 31, 2023, administrative fees were $30,000 of which $20,000 were unpaid in accrued expenses and accounts payable. For the three months ended March 31, 2022, administrative fees were $30,000 of which $20,000 were unpaid in accrued expenses.

The underwriters are entitled to the Deferred Underwriting Fee. The Deferred Underwriting Fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement, as amended. Refer above to the discussion on the reduction to the deferred fees as of December 31, 2022.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2022, on file with the SEC.

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

In connection with the preparation of this Quarterly Report, as of March 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective, due solely to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Form 10-K . Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1(1)	Amendment to Business Combination Agreement.

10.1(1)	Amendment to Sponsor Support Agreement.

10.2(2)	Amended and Restated Promissory Note.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File – The cover page XBRL tags are embedded within the inline XBRL document.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the SEC on February 21, 2023.
(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-39816), filed with the SEC on May 2, 2023.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN FALCON ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Makram Azar
	Name:	Makram Azar
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Eli Muraidekh
	Name:	Eli Muraidekh
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)